Form 10QSB
period 1999-03-31
RBID COM INC
filed 1999-11-15
CIK 1098380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                                                              ------------------
         to
           ------------------
                         Commission file number
                                                ---------

                             RBID.COM INC.
                             -------------

             (Exact Name of Registrant as Specified in its Charter)


           Florida                                 33-0857311
------------------------------                -------------------
State of Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                Identification No.)




24461 Ridge Route Dr., Laguna Hills, CA                          92663
---------------------------------------                        ---- -----
Address of Principal Executive Offices)                        (Zip Code)

                                 (949) 470-4550
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      NONE

     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   [X]    No   [ ]
                                         ---         ---

At March 31, 1999 there were 7,318,500 shares of common stock outstanding. As of November 10, 1999 there were 8,378,500 shares of common stock outstanding.

                                  RBID.COM INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


                                TABLE OF CONTENTS



Part I.  Financial Information                                                          Page Number
                                                                                        -----------
Item 1.  Financial Statements

         Balance Sheets at March 31, 1999 and December 31, 1998 (Unaudited)                  1

                  Statements of Operations  for the three months ended March 31,             2
1999 and 1998 and October 4, 1998 (Inception) to March 31, 1999 (Unaudited)


                  Statements  of Cash Flows for the three months ended March 31,             3
1999 and 1998 and October 4, 1998 (Inception) to March 31, 1999 (Unaudited)

         Notes to Financial Statements (unaudited)                                         4 - 7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results            11
of Operations Part II. Other Information

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signature Page                                                                     13


                                 RBID.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       March 31,  December 31,
                                                                        1999         1998
                                                                      ---------    ---------
ASSETS
     Soft ware                                                        $  15,660    $  15,660
                                                                      ---------    ---------

                Total Assets                                          $  15,660    $  15,660
                                                                      =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
          Accounts payable                                            $   1,772    $   1,772
                                                                      ---------    ---------
                Total Current Liabilities                                 1,772        1,772
                                                                      ---------    ---------

     Stockholders' Equity
          Common stock, $0.001 par value, 50,000 shares authorized;
                7,318,500 shares issued and outstanding                   7,318        6,928
          Additional paid in capital                                    401,389       11,779
          Deficit accumulated during the development stage             (394,819)      (4,819)
                                                                      ---------    ---------
                Total Stockholders' Equity                               13,888       13,888
                                                                      ---------    ---------

                Total Liabilities and Stockholders' Equity            $  15,660    $  15,660
                                                                      =========    =========

                See accompanying notes to financial statements.


                 See accompanying notes to financial statements.
                                 RBID.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                Period
                                               Three months   Three months October 4, 1988
                                                   ended          ended     (Inception) to
                                                 March 31,      March 31,     March 31,
                                                   1999           1998        1999
                                                ----------    -----------   -----------

Revenue                                         $     --      $      --     $      --
                                                ----------    -----------   -----------

Expenses:
        Selling, general and administrative        390,000           --         394,819
        Depreciation                                  --             --            --
                                                ----------    -----------   -----------
               Total Operating Expenses            390,000           --         394,819
                                                ----------    -----------   -----------

Operating Loss                                    (390,000)          --        (394,819)
                                                ----------    -----------   -----------

Net Loss                                        ($ 390,000)   $      --     ($  394,819)
                                                ==========    ===========   ===========

Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                    7,123,500      1,000,000     1,363,594
                                                ==========    ===========   ===========

Net Loss Per Common Share - Basic and Diluted   ($    0.06)          --     ($     0.29)
                                                ==========    ===========   ===========

                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                          Period
                                                           Three months  Three months   October 4, 1988
                                                              ended        ended      (Inception) to
                                                             March 31,    March 31,       March 31,
                                                               1999         1998            1999
                                                             ---------    --------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
             Net loss                                        ($390,000)   $   --       ($394,819)
             Adjustments to reconcile net loss to net cash
                provided by operating activities:
                       Consulting services contributed         390,000        --         393,047
                       Increase in operating assets:
                          Accounts payable & taxes payable        --          --           1,772
                                                             ---------    --------     ---------
             Net cash used in operating activities:               --          --            --
                                                             ---------    --------     ---------

NET INCREASE IN CASH                                              --          --            --
CASH, beginning of year                                           --          --            --
                                                             ---------    --------     ---------

CASH, end of period                                          $    --      $   --       $    --
                                                             =========    ========     =========


SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid during the year for:
                Interest                                     $    --
                Income taxes                                 $    --


                 See accompanying notes to financial statements.

                                  RBID.COM INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies

Organization
------------
The Company was incorporated on October 4, 1988, in the State of Florida under the name of Gulf Coast Securities Transfer, Inc. On May 19, 1998, the Company's name was changed to GCST Corp. and Amended Articles of Incorporation. The name was again changed to Rbid.com, Inc. on April 6, 1999 and a second set of Amended Articles of Incorporation were filed with the State of Florida. The Company is a development stage Company. The Company's primary concentrations are in providing internet access services, e-commerce solutions, online shopping, online auctions and classified advertising to consumers and small to medium businesses.

Net Income (Loss) Per Share
---------------------------
The net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average of common shares outstanding for the period. For the period October 4, 1998 (Inception) to March 31, 1999, potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.

Estimates
---------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Software, Property and Equipment
--------------------------------
Software is being depreciated using the accelerated cost recovery method over a life of seven years. This depreciation method is designed to expense the cost of the asset over its estimated useful life. Property and equipment are recorded at cost. Depreciation has been calculated on the accelerated cost recovery method at rates based on five to seven years estimated lives.

Impairment of Long-Lived Assets
-------------------------------
The Company accounts for the carrying value of long-lived assets in accordance with the requirements of FAS 121 "Accounting for the Impairment of Long-Lived Assets". As of September 30, 1998, no asset impairment needs to be recognized.

Comprehensive Income
--------------------
Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). This statement is effective for financial statements issued for periods beginning after December 15, 1997. Statement 130 established standards for reporting and display of income and its components in a full set of general purpose financial statements. Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other statements. There were no items of other comprehensive income for the period October 4, 1988 (Inception) to March 31, 1999; thus, net income is equal to comprehensive income for the period

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 defines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company has one reporting segment.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term, highly liquid investments with an original maturity date of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Revenue Recognition
-------------------
Revenue is recognized by the Company upon the delivery of the product or completion of services rendered.

Advertising Costs
-----------------
The Company expenses all advertising costs as incurred.

Research and Development
------------------------
Research and development costs are expensed as incurred

Concentration of Business and Credit Risk
------------------------------------------
The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by federal deposit insurance. The Company believes that its credit risk is not significant.

The Company plans to do business in the international market. The Company's ability to collect the amounts due from its customers is affected by economic conditions in its industry and the geographical area in which it conducts business.


Note 2.   Stockholders' Equity

In 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was unchanged at $.001.

Also, in 1998, the Company forward split its common stock 1,000:1, thus increasing the number of outstanding common stock shares from 1,000 to 1,000,000 shares.

In August,1998, the Company issued 5,800,000 shares of common stock for software valued at $15,660. The shares of the prior stockholders of Company's common stock totaling 1,000,000 outstanding shares, were redeemed in 1998.

In addition, the Company for the nine months ended September 30, 1998 issued 700,000 shares to consultants for services rendered valued at $1,890.

The Company issued 390,000 restricted shares for services in 1999 at $1.00 per share in the three months ended March 31, 1999 and 60,000 restricted shares in the three months ended June 30, 1999.


Note 3.   Income Taxes

The Company has a 1998 Federal net operating loss carryforward of approximately $5,600, which will expire in the year 2018. The tax benefit of this net operating loss of approximately has been offset by a full allowance for realization.


Note 4.   Year 2000

The Company has assessed its exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities on which the Company's operations rely will be Year 2000 compliant, the Company remains susceptible to consequences of the Year 2000 issue.


Note 5.   Subsequent Events

In the quarter ended June 30, 1999, the Company received funds of approximately $252,000 from an exempt securities offering pursuant to Regulation D, Rule 504. Common stock was issued based on a subscription price of $1.00 per share for the 1,000,000 share offering. The costs of the offering of approximately $118,000 were recorded as a reduction to additional paid in capital.

In October, 1999, the President of the Company entered into a stock purchase agreement with an unrelated company pursuant to which the President agreed to sell and the unrelated Company agreed to purchase 2,300,000 shares of common stock of the President's in the Company for a total consideration of $750,000. The unrelated company assumed control of the Company and the directors and officers of the Company resigned and new directors and officers were elected.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report  contains  certain  "forward-looking  statements"  as defined  under
Section 21E of the Securities Exchange Act of 1934. The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could effect actual results include but are not limited to i) change in general market, ii) general economic conditions, both in the United States generally and in the Company's market area, iii) legislative/regulatory changes, iv) demand for products, v) competition, and other internet commerce issues. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               PLAN OF OPERATIONS


         For the next twelve months, RBID will continue its present business operation as a leading provider of Internet access services, e-commerce solutions, online shopping mall, auction mall and classified advertising for consumers and small- to medium-sized businesses. The Company shall continue to provide consumers and merchants the information, technology, and services they need to become successful in e-commerce, while offering the online shopping consumer a unique and enjoyable shopping, auction and free classified advertising experience.

         The Company anticipates that it will continue to be headquartered in Laguna Hills, California. The Company is expanding its quality products and services to include the world's first fully interactive online merchant stores that include full access to auction and classifieds advertising channels.

         At the present time, the Company distributes both a product and service. The product which the Company distributes is a web site for individuals which desire to own and operate a retail mall establishment for the sale of goods and services. Specifically, an interested person will contract with the Company to design a retail shopping mall. The selling price of the retail mall site will range from $250.00 to $995.00. The Company will undertake to create the retail mall for the subscriber and the subscriber will then be able to offer a wide variety of goods and services to the public for sale from his/her individual mall site.

         The market for the products and services provided by the Company is both the domestic and international markets. Specifically, all persons globally who utilize the internet and available high speed technologies will be potential customers of the Company. This would include persons who desire to set up their own business mall site as well as persons that will purchase goods and services from the mall sites.

         The Company's main focus will continue to be to develop unique and powerful Internet related e-commerce products and services to meet the high demand of small to medium sized businesses. The Company's main focus will be on marketing the Internet shopping mall and merchant online stores (Rmall.com) classified advertising (Rads.com) and online auctions (Rbid.com). These new exciting products and services will be the driving force for Company expansion into new markets and product diversification. These new and revolutionary products and services are called R-Mall (Internet shopping mall and merchant online stores), R-Ads (Internet classified advertising), Rbid.com (Internet auction), Rway.net (Internet access and marketing services) and R-escrow (financial transactions).

         While the Company has spent the past year investing in intensive preparation and development of the products and services and key affiliate relationships with major retailers, which have been outlined on the rbid.com Web site, the next 12 months will be spent implementing its marketing and sales programs. Existing and newly enrolled users may now begin the practical application of the Company's SuperSite features including: online auctions with a user-friendly interface facilitating Web site navigation; an online shopping mall with major industry names like Dell, Disney, JC Penny and Sharper Image; classified advertising sites such as R-freeAds, Rhomeguide and R-auto mall; and R-surf Internet services including a chat forum, free e-mail and a portal search page --- all under the R-world umbrella of products and services.

         The Company utilizes Organizational Marketing with Merchant Resellers as the key marketing strategy behind Rway, Rmall and RBID auction house. In the coming months and years the Company will focus on bringing on-board large national organizations with millions of potential customers and vendors that will buy and sell the Company's products and services. This unique market approach will undoubtedly revolutionize the Internet world. Where other companies spend tens of millions of dollars on banner media advertising as its primary avenue of promoting and selling their products while trying to build a name recognition, the Company will immediately focus on bringing millions of customers on-line while strategically placing media advertising to exclusively build the Company name recognition. The Company is developing relationships with other national marketing firms that specialize in assisting corporations to reach their maximum sales potentials.

         All of the Company Internet products and services were developed and designed for future expansion into the International markets. In the upcoming year, the Company will selectively open new countries and territories in a prudent and financially beneficial way with existing capable and experienced marketing companies.

         Through the development of proprietary software that allows the Company to virtually contract with unlimited number of small local ISP's (Internet service providers), the Company can offer unlimited Internet access at competitive rates. The Company is able to sell Internet access in all major metropolitan cities with unlimited Internet access at a competitive rate while paying substantial commissions and bonuses. The Company's main servers are located in a major hub to the world wide Internet and assures online members fast access (56K or ISDN) and network reliability.

         The Company has made a huge commitment and investment over the past year into providing its internal computerized systems and distributor tracking the best software available in the industry. Its partnership agreement with OP Technologies, Oracle, 3Com, Motorola as well as utilizing the latest Microsoft development programs for complete support of all the Company's exclusive software needs is a vital link to the Company's overall success and future growth.

         The Company believes that during the next 12 months it will begin to generate revenues that will provide the Company with sufficient funds to meet its day to day financial obligations. The Company does not anticipate the sale of any securities other than under existing agreements or the borrowing of any funds during the next 12 months since it believes that the funds it will receive from operations will be more than adequate to meet the Company's needs. However, in the event that additional funds would be required to operate the business of the Company, the Company would seek to either borrow money or seek additional equity investors.

         The Company does not expect to purchase or sell any significant assets during the next 12 months for use in its operations. However, if greater storage and data capacity is required to meet the needs of its customers, the Company will seek to increase its computer capacity through the purchase or rental of additional equipment or storage capacity. However, the Company is unable to state with any degree of certainty if the latter will be required during the next 12 months.

         The Company does not expect any significant change in the number of employees during the next 12 months for use in its operations. However, if greater manpower is required to meet the needs of its customers, the Company will seek to increase its employee number. However, the Company is unable to state with any degree of certainty if the latter will be required during the next 12 months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------


         Three months ended March 31, 1999 and March 31, 1998.

         For the quarter ended March 31, 1999, the Company generated a net loss of $390,000, an increase from a net loss of $0 for the first quarter of 1998.

         At March 31, 1999, the Company's total assets remained at $15,660, compared with total assets at December 31, 1998.


                            DISCUSSION OF OPERATIONS
                            ------------------------

During the three months ended March 31, 1999, the Development Stage Company issued 390,000 shares of restricted common stock to consultants valued at $1.00 per share, for services rendered for development of the computer data base and Company structure. The Company had no activity in the comparable 1998 three month period.


                           LIQUITY AND CAPITAL SOURCES
                           ---------------------------

The Company applied to the Securities and Exchange Commission for an exemption Securities Offering under Regulation D, Rule 504 which was funded in the second quarter of 1999.

PART II OTHER INFORMATION
-------------------------

Item 1    LEGAL PROCEEDINGS
---------------------------

  The Company is not involved in any legal proceedings incident to their businesses. In the opinion of management, no material pr proceeding is foreseen and no loss is expected from any such lawsuit.

Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

Not applicable

Item 3    DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

Not applicable

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

  No matters were submitted for a vote of shareholders during the period covered by this report.

Item 5    OTHER INFORMATION
---------------------------

Not applicable

Item 6    EXHIBITS AND REPORT ON FORM 8-K
-----------------------------------------

  (a)  Exhibits

          NUMBER           DESCRIPTION
          ------           -----------
                           Financial Data Schedule

  (b)   Reports on Form 8-K

     None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   RBID.COM INC.

Date:   November 10, 1999          By: /s/Fred Wallace
                                   --------------------
                                   FRED WALLACE, CFO