Form 10QSB
period 1999-06-30
RBID COM INC
filed 1999-11-15
CIK 1098380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                                                               -----------------
         to
            ------------------
                         Commission file number
                                               ----------

                                  RBID.COM INC.
             (Exact Name of Registrant as Specified in its Charter)


         Florida                                       33-0857311
         -------                                       ----------
State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


24461 Ridge Route Dr., Laguna Hills, CA                          92663
---------------------------------------                          -----
Address of Principal Executive Offices)                       (Zip Code)

                                 (949) 470-4550
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      NONE

(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At June 30, 1999, and November 10, 1999 there were 8,378,500 shares of common stock outstanding.

                                  RBID.COM INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)


                                TABLE OF CONTENTS



Part I.  Financial Information                                                            Page Numbers
                                                                                          ------------
Item 1.  Financial Statements

         Balance Sheets at June 30, 1999 and December 31, 1998 (Unaudited)                      1

                  Statement  of  Operations  for the three months ended June 30,                2
1999 and 1998 and October 4, 1998 (Inception) to June 30, 1999 (Unaudited)

                  Statements  of  Operations  for the six months  ended June 30,                3
1999 and 1998 and October 4, 1998 (Inception) to June 30, 1999 (Unaudited)


                  Statements  of Cash  Flows for the six  months  ended June 30,                4
1999 and 1998 and October 4, 1998 (Inception) to June 30, 1999 (Unaudited)

         Notes to Financial Statements (unaudited)                                            5 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition and Results               14
of Operations Part II. Other Information

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                             14

         Signature Page                                                                        15


                                 RBID.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                        June 30,     December 31,
                                                                         1999           1998
                                                                       -----------    -----------
ASSETS

     Current Assets
           Cash                                                        $11,191 $           --
           Deposits                                                        2,608           --
           Loan receivable, shareholder                                   26,944
                                                                       -----------    -----------
                 Total Current Assets                                     40,743           --
                                                                       -----------    -----------

     Property and equipment, net of accumulated
           depreciation                                                   31,655         15,660
                                                                       -----------    -----------

                 Total Assets                                          $  72,398    $    15,660
                                                                       =========    ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
           Accounts payable                                            $  11,492    $     1,772
           Payroll taxes payable                                           2,500           --
                                                                       -----------    -----------
                 Total Current Liabilities                                13,992          1,772
                                                                       -----------    -----------

     Stockholders' Equity
           Common stock, $0.001 par value, 50,000 shares authorized;
                 8,378,500 shares issued and outstanding                   8,378          6,928
           Additional paid in capital                                  1,341,590         11,779
           Deficit accumulated during the development stage           (1,291,562)        (4,819)
                                                                       -----------    -----------
                 Total Stockholders' Equity                               58,406         13,888
                                                                       -----------    -----------

                 Total Liabilities and Stockholders' Equity            $  72,398    $    15,660
                                                                       =========    ===========


                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                Period
                                               Three months   Three months  October 4, 1988
                                                  ended          ended      (Inception) to
                                                 June 30,       June 30,        June 30,
                                                   1999           1998           1999
                                                -----------    -----------   -----------

Revenue                                         $      --      $      --     $      --
                                                -----------    -----------   -----------

Expenses:
        Selling, general and administrative         896,453          1,772     1,291,272
        Depreciation                                    290           --             290
                                                -----------    -----------   -----------
               Total Operating Expenses             896,743          1,772     1,291,562
                                                -----------    -----------   -----------

Operating Loss                                     (896,473)        (1,772)   (1,291,562)
                                                -----------    -----------   -----------

Net Loss                                        ($  896,473)   ($    1,772)  ($1,291,562)
                                                ===========    ===========   ===========

Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                     7,848,500      7,486,000     1,514,409
                                                ===========    ===========   ===========

Net Loss Per Common Share - Basic and Diluted   ($     0.11)          --     ($     0.85)
                                                ===========    ===========   ===========


                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                Period
                                               Six months       Six months   October 4, 1988
                                                 ended            ended     (Inception) to
                                                June 30,         June 30,       June 30,
                                                  1999             1998          1999
                                                -----------    -----------   -----------

Revenue                                         $      --      $      --     $      --
                                                -----------    -----------   -----------

Expenses:
        Selling, general and administrative       1,286,453          1,772     1,291,272
        Depreciation                                    290           --             290
                                                -----------    -----------   -----------
               Total Operating Expenses           1,286,743          1,772     1,291,562
                                                -----------    -----------   -----------

Operating Loss                                   (1,286,743)        (1,772)   (1,291,562)
                                                -----------    -----------   -----------

Net Loss                                        ($1,286,743)   ($    1,772)  ($1,291,562)
                                                ===========    ===========   ===========


Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                     7,848,500      1,000,000     1,514,409
                                                ===========    ===========   ===========

Net Loss Per Common Share - Basic and Diluted   ($     0.17)          --     ($     0.85)
                                                ===========    ===========   ===========


                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Period
                                                                    Six months       Six months   October 4, 1988
                                                                      ended            ended      (Inception) to
                                                                     June 30,         June 30,      June 30,
                                                                       1999             1998          1999
                                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                                 ($1,286,743)   ($    1,772)   ($1,291,562)
           Adjustments to reconcile net loss to net cash
              provided by operating activities:
                     Consulting services contributed                  1,080,000           --        1,083,047
                     Depreciation                                           290           --              290
                     Increase in operating assets:
                        Deposits                                         (2,608)          --           (2,608)
                        Loan receivable, stockholder                    (26,944)          --          (26,944)
                        Accounts payable & taxes payable                 12,220          1,772         13,992
                                                                    -----------    -----------    -----------
           Net cash used in operating activities:                      (223,785)          --         (223,785)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of equipment                                        (16,285)          --          (16,285)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net proceeds from issuance of common stock,
                net of issuance costs                                   251,261           --          251,261
                                                                    -----------    -----------    -----------


NET INCREASE IN CASH                                                     11,191           --           11,191
CASH, beginning of year                                                    --             --             --
                                                                    -----------    -----------    -----------

CASH, end of period                                                 $    11,191    $      --      $    11,191
                                                                    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:
                     Interest                                       $      --
                     Income taxes                                   $      --

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

Net Income (Loss) Per Share
---------------------------
The net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average of common shares outstanding for the period. For the period October 4, 1998 (Inception) to June 30, 1999 potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.

Estimates
---------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Property, Equipment and Software
--------------------------------
Property and equipment are recorded at cost. Depreciation has been calculated on the accelerated cost recovery method at rates based on five to seven years estimated lives. Software is being depreciated using the accelerated cost recovery method over a life of seven years. This depreciation method is designed to expense the cost of the asset over its estimated useful life.

Impairment of Long-Lived Assets
-------------------------------
The Company accounts for the carrying value of long-lived assets in accordance with the requirements of FAS 121 "Accounting for the Impairment of Long-Lived Assets". As of September 30, 1998, no asset impairment needs to be recognized.

Comprehensive Income
--------------------
Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). This statement is effective for financial statements issued for periods beginning after December 15, 1997. Statement 130 established standards for reporting and display of comprehensive.

Comprehensive Income (Continued)
--------------------------------
income and its components in a full set of general purpose financial statements. Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other statements. There were no items of other comprehensive income for the period October 4, 1988 (Inception) to June 30, 1999, thus, net income is equal to comprehensive income for the period.

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

Advertising Costs and Marketing Costs
-------------------------------------
The Company expenses all advertising costs as incurred. Advertising expense for the six months ended June 30, 1999 amounted to $21,605. Marketing costs totaled $37,490 for the six months ended June 30, 1999.

Research and Development
------------------------
Research  and  development   costs  are  expensed  as  incurred.   Research  and
development costs for the six months ended June 30, 1999, are estimated by management to be approximately $600,000.

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

Note 2.   Property, Equipment and Software

Property, equipment and software consisted of the following at September 30, 1999:

         Equipment                                                     $16,285
         Less accumulated depreciation                                    (290)
                                                                      --------
                                                                        15,995
         Software                                                       15,660
                                                                       -------
                                                                       $31,655
                                                                       -------

Note 3.   Stockholders' Equity

In 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was unchanged at $.001.

Also, in 1998, the Company forward split its common stock 1,000:1, thus increasing the number of outstanding common stock shares from 1,000 to 1,000,000 shares.

In August 1998, the Company issued 5,800,000 shares of common stock for software valued at $15,660. The shares of the prior stockholders of Company's common stock totaling 1,000,000 outstanding shares, were redeemed in 1998.

In addition, the Company for the nine months ended September 30, 1998, issued 700,000 shares of common stock to consultants for services rendered valued at $1,890. During the three months ended December 31, 1998, the Company issued 428,500 shares of common stock to consultants for services rendered valued at $1,157.

In the quarter ended June 30, 1999, the Company received funds of approximately $252,000 from an exempt securities offering pursuant to Regulation D, Rule 504. Common stock was issued based on a subscription price of $1.00 per share for the 1,000,000 share offering. The costs of the offering of approximately $118,000 were recorded as a reduction to additional paid in capital. Consulting service shares issued totaled 630,000. The Company also issued 450,000 restricted shares of common stock for services in 1999 at $1.00 per share (390,000 shares in the three months ended March 31, 1999 and 60,000 shares in the three months ended June 30, 1999).



Note 4.   Income Taxes

The Company has a 1998 Federal net operating loss carryforward of approximately $5,600, which will expire in the year 2018. The tax benefit of this net operating loss of approximately has been offset by a full allowance for realization.


Note 5.   Year 2000

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


Note 6.   Subsequent Events

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


Note 7.  Commitment and Contingencies

The Company entered into a marketing agreement dated April, 1999, with an unrelated market entity to market websites. The Company advanced monies to the marketing entity in the approximate amount of $145,600. In order to assist in customer satisfaction, the Company did not process any customer credit cards until the websites were operating in July, 1999. The Company because of customers' requests', began refunding credit card receipts in August, 1999, and advanced amounts for unpaid sub-distributor commissions to the marketing entity.

The Company in the test market of supersite orders from customers after receipt of revenue decided to refund all cash and credit card receipts as a matter of goodwill upon discovery of significant sales allowances and sale returns. The net result was to record revenues at zero after returns and allowances and expense any test market advances to the market entity. The net amount recorded as test market expense totaled $37,490 for the six months ended June 30, 1999, and for the three months ended June 30, 1999.

The Company entered into an operating lease for office space in July 1999. The lease has a six month term with monthly payments of $2,794

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------


         For the quarter ended June 30, 1999, the Company generated a net loss of $896,743, an increase from a net loss of $1,772 for the second quarter of 1998.

         At June 30, 1999, the Company's total assets reached $72,398, an increase of $56,738 over total assets at December 31, 1998.

                            DISCUSSION OF OPERATIONS
                            ------------------------

The Development Stage Company had expenditures of $727,176 for consulting for the three months ended June 30, 1999. In addition the Company incurred advertising/marketing expense of $59,095 and software development expense of $27,062 prior to launching of its internet website at the end of the second quarter of 1999.

The loss in the prior year quarter ended June 30, 1998 of $1,772 resulted from state registration fees payable by the Company.



                           LIQUITY AND CAPITAL SOURCES
                           ---------------------------

The Company received funds of approximately $252,000 from an exempt offering Regulation D, Rule 504. In addition, consultants were issued restricted common stock shares valued at $690,000 for their services rendered at $1.00 per share. The cost of the offering totaled approximately $118,000.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations Part II.
-------------------


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

                                            RBID.COM INC.

Date:   November 10, 1999                   By: /s/ Fred Wallace
                                                ----------------
                                            FRED WALLACE, CFO

                                 EXHIBIT INDEX

   EXHIBIT            DESCRIPTION
   -------            -----------
     27               Financial Data Schedule