Form 10QSB
period 1999-09-30
RBID COM INC
filed 1999-11-15
CIK 1098380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

                         Commission file number
                                               -----
                             RBID.COM INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                    33-0857311
------------------------------             -----------------------------------
State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


24461 Ridge Route Dr., Laguna Hills, CA                          92663
---------------------------------------                        ----------
Address of Principal Executive Offices)                        (Zip Code)

                                 (949) 470-4550
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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


                                TABLE OF CONTENTS



Part I.  Financial Information                                                            Page Numbers
                                                                                          ------------
Item 1.  Financial Statements

         Balance Sheets at September 30, 1999 and December 31, 1998 (Unaudited)                 1

         Statements of Operations  for the nine months ended  September 30, 1999                2
and 1998 and October 4, 1998 (Inception) to September 30, 1999 (Unaudited)

         Statement of Operations  for the three months ended  September 30, 1999                3
and 1998 and October 4, 1998 (Inception) to September 30, 1999 (Unaudited)

         Statements  of Cash Flows for the nine months ended  September 30, 1999                4
and 1998 and October 4, 1998 (Inception) to September 30, 1999 (Unaudited)

         Notes to Financial Statements (unaudited)                                            5 - 10


Item 2.  Management's Discussion and Analysis of Financial Condition And Results               14
of Operations Part II. Other Information

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                             16

         Signature Page                                                                        17


                                 RBID.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)


                                                                       September 30,  December 31,
                                                                          1999           1998
                                                                       -----------    -----------
                                     ASSETS
                                     ------
     Current Assets
           Cash                                                        $     6,955   $       --
           Deposits                                                          2,608           --
                                                                       -----------   -----------
                 Total Current Assets                                        9,563           --
                                                                       -----------   -----------
     Property and equipment, net of accumulated
           depreciation                                                     33,042         15,660

                 Total Assets                                          $    42,605    $    15,660
                                                                       ===========    ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

     Current Liabilities
           Accounts payable                                            $    76,584    $     1,772
           Payroll taxes payable                                            11,856           --
           Loan payable, stockholder                                       131,055           --
                                                                       -----------   -----------
                 Total Current Liabilities                                 219,495          1,772
                                                                       -----------   -----------
     Stockholders' Equity
           Common stock, $0.001 par value, 50,000 shares authorized;
                 8,378,500 shares issued and outstanding                     8,378          6,928
           Additional paid in capital                                    1,341,590         11,779
           Deficit accumulated during the development stage             (1,526,858)        (4,819)
                                                                       -----------    -----------
                 Total Stockholders' Equity                               (176,890)        13,888
                                                                       -----------    -----------
                 Total Liabilities and Stockholders' Equity            $    42,605    $    15,660
                                                                       ===========    ===========


                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                 Period
                                                Three months   Three months   October 4, 1988
                                                    ended         ended       (Inception) to
                                                September 30,  September 30,   September 30,
                                                    1999          1998            1999
                                                -----------    -----------    -----------
Revenue                                         $      --      $      --      $      --
                                                -----------    -----------    -----------

Expenses:
        Selling, general and administrative         234,366          3,662      1,525,638
        Depreciation                                  1,220           --            1,220
                                                -----------    -----------    -----------
               Total Operating Expenses             235,586          3,662      1,526,858
                                                -----------    -----------    -----------

Operating Loss                                     (235,586)        (3,662)    (1,526,858)
                                                -----------    -----------    -----------

Net Loss                                        ($  235,586)   ($    3,662)   ($1,526,858)
                                                ===========    ===========    ===========

Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                     8,378,500      4,433,333      1,670,411
                                                ===========    ===========    ===========

Net Loss Per Common Share - Basic and Diluted   ($     0.03)          --      ($     0.91)
                                                ===========    ===========    ===========


                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                  Period
                                                 Nine months   Nine months   October 4, 1988
                                                    ended         ended       (Inception) to
                                                September 30,  September 30,   September 30,
                                                    1999          1998           1999
                                                -----------    -----------    -----------

Revenue                                         $      --      $      --      $      --
                                                -----------    -----------    -----------

Expenses:
        Selling, general and administrative       1,520,819          3,662      1,525,638
        Depreciation                                  1,220           --            1,220
                                                -----------    -----------    -----------
               Total Operating Expenses           1,522,039          3,662      1,526,858
                                                -----------    -----------    -----------

Operating Loss                                   (1,522,039)        (3,662)    (1,526,858)
                                                -----------    -----------    -----------

Net Loss                                        ($1,522,039)   ($    3,662)   ($1,526,858)
                                                ===========    ===========    ===========
Per Share Information:

        Weighted Average Shares Outstanding -
            Basic and Diluted                     7,783,500      2,144,444      1,670,411
                                                ===========    ===========    ===========

Net Loss Per Common Share - Basic and Diluted   ($     0.20)   $      --      ($     0.91)
                                                ===========    ===========    ===========


           See accompanying accountant's notes to financial statement.


                                 RBID.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                          Period
                                                           Nine months    Nine months  October 4, 1988
                                                             ended          ended      (Inception) to
                                                          September 30,  September 30,  September 30,
                                                             1999           1998           1999
                                                           -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                        ($1,522,039)   ($    3,662)   ($1,526,858)
           Adjustments to reconcile net loss to net cash
              provided by operating activities:
                    Consulting services contributed          1,080,000          1,890      1,083,047
                    Depreciation                                 1,220           --            1,220
                    Increase in operating assets:
                       Deposits                                 (2,608)          --           (2,608)
                       Accounts payable & taxes payable         86,668          1,772         88,440
                                                           -----------    -----------    -----------
           Net cash used in operating activities:             (356,759)          --         (356,759)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of equipment                               (18,602)          --          (18,602)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net proceeds from issuance of common stock,
                net of issuance costs                          251,261           --          251,261
           Loan payable, stockholder                           131,055           --          131,055
                                                           -----------    -----------    -----------
           Net cash provided by financing activities           382,316           --          382,316
                                                           -----------    -----------    -----------

NET INCREASE IN CASH                                             6,955           --            6,955
CASH, beginning of year                                           --             --             --
                                                           -----------    -----------    -----------

CASH, end of period                                        $     6,955    $      --      $     6,955
                                                           ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
           Cash paid during the year for:
                    Interest                               $      --
                    Income taxes                           $      --



                 See accompanying notes to financial statements.

                                  RBID.COM INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies
Organization
------------
The Company was incorporated on October 4, 1988, in the State of Florida under the name of Gulf Coast Securities Transfer, Inc. On May 19, 1998, the Company's name was changed to GCST Corp. and Amended Articles of Incorporation. The name was again changed to Rbid.com, Inc. on April 6, 1999, and a second set of Amended Articles of Incorporation were filed with the State of Florida. The Company is a development stage Company. The Company's primary concentrations are in providing internet access services, e-commerce solutions, online shopping, online auctions and classified advertising to consumers and small to medium businesses.

Net Income (Loss) Per Share
---------------------------
The net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average of common shares outstanding for the period. For the nine months ended September 30, 1999 and 1998, and for the period October 4, 1998 (Inception) to September 30, 1999, potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.

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

Comprehensive Income
--------------------
Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). This statement is effective for financial statements issued for periods beginning after December.

--------------------------------
15, 1997. Statement 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other statements. There were no items of other comprehensive income in the nine months ended September 30, 1999 and 1998, and the period October 4, 1988 (Inception) to September 30, 1999; thus, net income is equal to comprehensive income for the period.

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

Advertising Costs and Marketing Costs
-------------------------------------
The Company expenses all advertising costs as incurred. Advertising expense for the nine months ended September 30, 1999 amounted to $39,906. Marketing costs totaled $79,639 for the nine months ended September 30,1999.

Research and Development
------------------------
Research  and  development   costs  are  expensed  as  incurred.   Research  and
development costs for the nine months ended September 30, 1999, are estimated by management to be approximately $700,000.

Concentration of Business and Credit Risk
------------------------------------------
The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by federal deposit insurance. The Company believes that its credit risk is not significant.

-----------------------------------------------------
The Company plans to do business in the international market. The Company's ability to collect the amounts due from its customers is affected by economic conditions in its industry and the geographical area in which it conducts business.


Note 2.   Property, Equipment and Software

Property and equipment consisted of the following at September 30, 1999:

         Equipment                                            $18,602
         Less accumulated depreciation                         (1,220)
                                                            ---------
                                                               17,382
         Software                                              15,660
                                                            ---------
                                                              $33,042


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

In August, 1998 the Company issued 5,800,000 shares of common stock for software valued at $15,660. The shares of the prior stockholders of Company's common stock totaling 1,000,000 outstanding shares, were redeemed in 1998.

In addition, the Company for the three months ended September 30, 1998, issued 700,000 shares of common stock to consultants for services rendered valued at $1,890. During the three months ended December 31, 1998, the Company issued 428,500 shares of common stock to consultants for services rendered valued at $1,157.

In 1999, the Company received funds of approximately $252,000 from an exempt securities offering pursuant to Regulation D, Rule 504. Common stock was issued based on a subscription price of $1.00 per share for the 1,000,000 share offering. The costs of the offering of approximately $118,000 were recorded as a reduction to additional paid in capital. Consulting service shares issued totaled 630,000. The Company also issued 450,000 restricted shares for services in 1999 at $1.00 per share.

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


Note 6.   Subsequent Events

On October 21, 1999, the major stockholder of the Company entered into a stock purchase agreement with AHC, Ltd., (which the latter assigned to AHC - I, BT, a Nevada Business Trust pursuant to which the stockholder agreed to sell and AHC, Ltd., agreed to purchase 2,300,000 shares of common stock of the major stockholder in the Registrant. AHC - I, BT is a Nevada Business Trust. The Trustee of the Trust is Growth Capital Investments, Inc., a California corporation. The trust is the assignee of the rights of AHC, Ltd. under the stock purchase agreement dated October 21, 1999.

Under the terms of the Stock Purchase Agreement, AHC - I, BT is entitled to acquire 2,300,000 shares of common stock of the Company from the stockholder for a total consideration of $750,000. These funds would be distributed to the stockholder upon the close of escrow. In addition, the Company, in order to obtain an immediate infusion of cash for its operations, granted to AHC - I , BT the right to acquire 3,800,000 shares of common stock at a price of approximately $.20 share. All funds from the sale of these shares are to be placed directly into the operating capital of the Company.

Under the agreement, an escrow was opened for the transaction. The escrow instructions contain a number of conditions that are required to be met prior to a close. Under the agreement, AHC - I, BT was required to make available to the Company the sum of $250,000 for operations and a proportionate number of shares of common stock would be distributed to AHC - I, BT in consideration for the capital infusion. Pursuant to the agreement, AHC -I, BT provided the Company with the required funds.

The stock purchase transaction is still in escrow and a closing is expected within the next sixty days. After the escrow closing, AHC - I, BT would control 50.1% of the total issued and outstanding stock of the Company and would be in control of the Company. The unrelated company assumed control of the Company and the directors and officers of the Company resigned and new directors and officers were elected.


Note 7.   Commitments and Contingencies

The Company entered into a marketing agreement dated April, 1999, with an unrelated market entity to market websites. The Company advanced monies to the marketing entity in the approximate amount of $145,600. In order to assist in customer satisfaction, the Company did not process any customer credit cards until the websites were operating in July, 1999. The Company because of customers' requests', began refunding credit card receipts in August, 1999 and advanced amounts for unpaid sub-distributor commissions to the marketing entity.

The Company in the test market of supersite orders from customers after receipt of revenue decided to refund all cash and credit card receipts as a matter of goodwill upon discovery of significant sales allowances and sale returns. The net result was to record revenues at zero after returns and allowances and expense any test market advances to the market entity. The net amount recorded as test market expense totaled $79,639 for the nine months ended September 30, 1999 and $42,149 for the three months ended September 30, 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------


         For the quarter ended September 30, 1999, the Company generated a net loss of $235,586, an increase from a net loss of $3,662 for the third quarter of 1998.

         At September 30, 1999, the Company's total assets reached $42,605, an increase of $26,945 over total assets at December 31, 1998.

                            DISCUSSION OF OPERATIONS
                            ------------------------

The Development Stage Company continued to expend funds and develop its website internet mall with expenditures of $42,612 for development software, $52,538 in salaries and $60,449 in advertising/marketing for the third quarter, 1999, compared to an inactive third quarter for 1998. The Company developed relations and implemented computer programs with computer credit card processors.

The Company entered into a marketing agreement dated April, 1999, with an unrelated market entity to market websites. The Company advanced monies to the marketing entity in the approximate amount of $145,600. In order to assist in customer satisfaction, the Company did not process any customer credit cards until the websites were operating in July, 1999. The Company, because of customers requests, began refunding credit card receipts in August, 1999 and advanced amounts for sub-distributor commissions to the marketing entity.

The Company, in the test market of supersite orders from customers after receipt of revenue decided to refund all cash and credit card receipts as a matter of goodwill, upon discovery of significant sales allowances and sale returns. The net result was to record revenues at zero after returns and allowances and expense any test market advances to the market entity. The net amount recorded as test market expense totaled $79,639 for the nine months ended September 30, 1999 and $42,148 for the three months ended September 30, 1999.



                           LIQUITY AND CAPITAL SOURCES
                           ---------------------------

During the three months ended September 30, 1999, the major stockholder loaned the Company $131,055 (net) for operations. In the third quarter the Company began negotiations with a separate management group to provide additional liquid funds and capital for future growth to alleviate an impending tight cash liquidity situation. An escrow cash funding agreement was signed in October, 1999, providing the new management group control of the Company for initial funding of $250,000 and future funding of $500,000.

Please refer to the Statement of Cash Flows for the nine months ended September 30, 1999, and note the Company was inactive for the period ended September 30, 1998.

PART II OTHER INFORMATION
-------------------------

Item 1    LEGAL PROCEEDINGS
---------------------------

  The Company and the RWAY are not involved in any legal proceedings incident to their businesses. In the opinion of management, no material pr proceeding is foreseen and no loss is expected from any such lawsuit.

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

                                           RBID.COM INC.

Date:   November 10, 1999                  By: /s/Fred Wallace
                                               ----------------
                                           FRED WALLACE, CFO

                                 EXHIBIT INDEX

   EXHIBIT            DESCRIPTION
   -------            -----------
     27               Financial Data Schedule