Form 10KSB
period 1999-12-31
RBID COM INC
filed 2000-08-14
CIK 1098380

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1999

                        Commission File Number: 0-027957

                                 RBID.COM, INC.

                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                     33-0857311
--------------------------------                     -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                           2030 Main Street, Suite 150
                            Irvine, California 92614
            ---------------------------------------------------------
                    (Address of principal executive offices)



                                 (949) 838-0111
                           --------------------------
                           (Issuer's Telephone Number)

24461 Ridge Route Drive, Laguna Hills, CA  92663

         (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days. YES X   No
                                                                     ---    ---

         State issuer's revenues for its most recent fiscal year:     $95,395

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this report and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB: [ X ]

         As of July 1, 2000, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (June 30, 2000): $4,072,500.

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 12,662,363 as of July 1, 2000

         Transitional Small Business Format: YES     NO  X
                                                 ---    ---

                                TABLE OF CONTENTS

                                     PART I
                                     ------

Item 1. Description of Business............................................   3

Item 2. Description of Property............................................  20

Item 3. Legal Proceedings..................................................  20

Item 4. Submission of Matters to a Vote of Security Holders................  20


                                     PART II
                                     -------

Item 5. Market for Common Equity...........................................  20

Item 6. Selected Financial Data............................................  21

Item 7. Management's Discussion and Analysis...............................  21

Item 8. Financial Statements...............................................  24

Item 9. Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.........................................  26


                                    PART III
                                    --------

Item 10. Directors and Executive Officers................................... 27

Item 11. Executive Compensation............................................  29

Item 12. Security Ownership of Certain Beneficial Owners and Management....  31

Item 13. Certain Relationships and Related Transactions....................  32

Item 14. Exhibits and Reports..............................................  34

                                     PART I

                         ITEM 1: DESCRIPTION OF BUSINESS

I.       INTRODUCTION
---------------------

         RBID.com, Inc., a Florida corporation ("RBID" or the "Company" or the "Registrant"), is a development stage company with no earnings and minimal revenues, engaged in the development, ownership, operation and promotion of an e-commerce Super Mall on the Internet; and also holds itself out to provide consulting services in the design, development and sale of software and business solutions to persons who desire to set up an e-commerce business on the Internet.

         RBID was originally organized in 1988 in Florida under the name GCST, Inc. The Registrant was dormant and had no revenues from inception through the period ending September 30, 1999.

         In August, 1998, the Registrant entered into a reorganization agreement with Secure America, Inc., a Delaware corporation, pursuant to which the Registrant issued 5,800,000 shares of common stock to the shareholders of Secure America, Inc., in exchange for one hundred percent of the shares of common stock of Secure America, Inc., thereby acquiring software important to its business. Prior to and following the merger Secure America, Inc. has remained an inactive corporation and currently has no assets.

         On April 14, 1999, the corporation changed its name from GCST, Inc. to RBID.com, Inc., in order to better reflect its intended business.

         In 1998, the Registrant formulated its business plan for its E-Commerce Super Mall and began to develop the necessary software and protocols. The Registrant has spent the last two years refining its Super Mall concept, developing proprietary software for the SuperMall business, and implementing the first Super Mall Site. The Company had an accumulated deficit of $2,823,640 at December 31, 1999, which was generated over the period of October 4, 1998 through December 31, 1999, as a result of website research, marketing expense and general and administration expenses and development costs.

II.      RBID's SUPERSITE MALL.
------------------------------

         RBID's Super Mall is an Internet portal which gives the Internet public access to an online shopping mall (R-mall), an online auction house (R-auction), an online travel guide (R-travel), an online homeguide (R-homeguide), online classifieds (R-classifieds), an online travel agency (R-travel), an online search engine for products and services (R-active shopper), yellow pages, and various other Internet services including e-mail, chatrooms and games.

         These products and services are bundled and offered as a platform for businesses which wish to establish virtual business establishments on the Internet. These businesses, or virtual "Tenants" in the virtual Super Mall (hereinafter collectively the "Tenants"), lease virtual space, form their own Websites, and set up their own stores which are then integrated with the stores of other Tenants in the Super Mall. These virtual stores are also integrated with the bundle of other products and services provided to the Internet public by RBID at its Super Mall, in order to attract Internet traffic to the Super Mall and to the Tenant's stores.

         E-commerce tenants in Registrant's Super Mall are categorized as "Independent Stores", as "Tenant Stores" and "Supersite Tenants". Independent Stores are pre-existing Website businesses who may have a presence in a variety of competing Web malls, and have opted to join Registrant's Super Mall. Tenant Stores represent businesses new to e-commerce over the Net, who have elected to establish their first e-commerce net store at the Registrant's Super Mall. Super Site Tenants are Tenant Store operators who desire to expand the products and services they offer over the Net by recruiting additional new Tenant Store operators to join with them in their own subtier Super Site, to create a combined multi-store presence which is integrated into the Registrant's Super Mall.

         The Company commenced test operations in May, 1999 and began commercial operations in November, 1999.

         A.  Revenues Producing Services

                  RBID's Super Mall has been designed to create revenues for the Company in several different ways. The revenue sources from the Company's SuperSite Mall are as follows:

                  1. Independent Store Commissions. Much like a bricks and mortar shopping mall, the SuperMall consists of a growing list, currently numbering approximately 218 of independent, general and specialized retailers from which purchases online can be made. These independent stores all have their own Websites and a pre-existing commercial presence on the Internet and have been recruited for inclusion in the SuperMall by Registrant.

                           These retailers include such well-known names brands as Disney, Dell Computers, JC Penny, Maidenform, Borders Books, Sony Music, Sharper Image, Compaq, Staples.com, and also include such services as Priceline.com, Quicken, ReliQuote.com, stamps.com, and others.

                           Registrant has entered into agreements with these merchants for the inclusion of their online sites in the Company's Super Mall in exchange for a sales commission which is a negotiated percentage of each sale by such merchants through retail stores affiliated with the SuperMall, varying from merchant to merchant and product or service to product or service and ranging from 2% to 25% (hereinafter "Independent Retail Commissions").

                  2. Tenant Store Commissions. RBID has an ongoing program of recruiting new stores for its Super Mall who fall into a different category, called "Tenant Stores". These are typically new businesses, or established businesses, who do not yet have a commercial presence on the Internet. RBID enters into an agreement whereby it assists these Tenant Stores in establishing their commercial presence on the Web, and receives a 10% commission on the sale of all merchandise and services by the stores integrated into its Super Mall (hereinafter "Retail Commissions").

                  3. Site Advertising Revenues. RBID receives revenues from banner advertising displayed throughout the SuperMall Sites and StoreSites (Advertising Revenues), based on click through traffic through the SuperMall and its various stores, products and services.

                  4. Click Through Revenues. The Company receives revenues from other unrelated Internet sites based on so-called "Click Through" traffic which the SuperMall and its collective sites send to such other sites, as a result of advertisements, promotions, informational listings and other inducements displayed on the SuperMall and its collective sites.

                  5. Store Tenant Monthly Service Fees. RBID receives one time installation fees, and thereafter monthly service  fees  from  its  Tenants.  In  this  regard,
                           Tenants are classified as "Store Tenants" or SuperSite Tenants. Store Tenants pay a monthly fee of $29.95 for their affiliation in the SuperSite Mall, as well as Retail Commissions through their store sales noted above.

                           The $29.95 monthly store owner fee includes the use of customized software products and services of the Registrant to build a store Website, including the Company's Proprietary Website Store Builder Software. An individual merchant can utilize Registrant's Store Building Software to build his store based on a menu of available templates and can customize it in a matter of minutes (and modify and update it quickly at any time) to present the store owner's products and services and to enable customers to purchase those products or services online.

                           The Company also provides the service of QuikTrack, a transaction manager with point-and-click online access to the current status of traffic activity at an individual's store. QuikTrack utilizes proprietary software developed by Registrant.

                           All revenues generated by an individual Store Tenant are retained by the Store Tenant, less the 10% commission paid to the Company. The Store Tenant has the advantage of being located "next to" (in a virtual sense) the two hundred-plus established Independent Stores.

                           The pricing for individual Store Tenants of their own products is up to their individual discretion. Likewise they are responsible for the fulfillment of all orders to their online customers.

                  6. SuperSite Tenants Monthly Service Fees. SuperSite Tenants are required to set up at least "one" Tenant Store (the "Permitted Tenant Store") but also have the additional opportunity to both create additional levels or subtiers of "SuperSite", and to locate and add additional subtenants who desire to establish their own Virtual Tenant Stores under the direction and account of the SuperSite Tenant.

                           SuperSite Tenants pay an installation fee of $995, and a monthly fee of $39.95. SuperSite Tenants are not required to pay any commissions to the Company on sales through their one "Permitted" Tenant Store.

                           SuperSite Tenants share with the Registrant and others in all commissions on revenues generated by any Sub Tenant Stores they bring into their Subtier SuperSite.

                           This structure has been put in place in order to promote rapid growth in the community of stores integrated with RBID's SuperSite Mall.


                           RBID's structure with regard to Supersite Tenants may
be diagramed as follows:

                                 RBID.COM, INC.

                                 SuperSite Mall

Independent Stores                      Tenant Stores                                    SuperSite Tenants

                                                                                        One Permitted Store

                                                              Subtier

Subtier                    One                                SuperSite                 One Permitted Store
SuperSite                  Permitted                          Tenant
Tenant                     Tenant

                           Store

                                                              Subtier

Subtier                    One                                SuperSite                 One Permitted Store
SuperSite                  Permitted                          Tenant
Tenant                     Store

                     And So On Down an Organizational Chain


<

                  7. Basic Internet Service Provider. Registrant offers basic Internet service at a cost of $19.95 per month, both to the Internet public at large, and to all its Tenants. The Tenants are not required to utilize the Company's Internet service, and may use any other Internet service provider.

                           The Company's Internet service includes free email, free chatrooms, free Net games, and a game site which includes links to other game sites. While some competitors are now offering basic Internet access services for free, Registrant believes the price it is charging is justified in view of the additional features included.

         B.       Additional Services Provided

                  In order to increase traffic to the Super Mall and thereby increase Advertising Revenue and store sales and commissions, the Company's Super Mall provides a number of additional services, some of which are free and some of which provide opportunity for the Registrant to earn additional income. These services are as follows:

                  1. Auction Services: The Company's auction services (R-auction) offers consumers the ability to list items for sale at no charge for the listing. The listing includes a product description and, at the seller's election, an image or photograph, along with price and payment information. The Company provides this service through U-Bid, an independent company, utilizing a link to U-Bid's site, under a revenue sharing agreement which provides $1.00 for every new customer. Users are not charged a fee to list items for sale, but a 2% fee is collected upon consummation of a sale transaction.

                  2. Freeads: (R-classifieds). This service, which is free to anyone visiting the RBID Super Mall, is an advertising service which can be used in much the same way as conventional newspaper classified advertising services and is offered without charge, as an inducement to attract traffic to the Registrant's Super Mall. There is no limit to the number of free ads an individual can place. This service is provided by InfoSpace, an independent company, through a link to the InfoSpace Website. Registrant has a revenue sharing agreement with InfoSpace whereby Registrant receives 35% of all click through revenues from users sent to InfoSpace's site.

                  3. Games: The SuperMall makes various Internet games available for playing by the general Internet public without charge. It also provides a link to a multiparty game playing site over the Web.

                  4. E-mail: The SuperMall provides free E-mail services to the general public, permitting them to send and receive E-mail from the SuperMall's site.

                  5. Internet Search: The SuperMall provides free access to all the Internet search engines, including Go.com, Yahoo.com, Lycos.com and Excite.com.

                  6. R-Travel: Links users to FareBetter, a comprehensive system designed to exhaustively search fares offered by airlines, discounted airfare offers, and exclusive White Label(TM) fares. RBID has entered into private label deal with FareBetter whereby RBID receives a commission on revenue generated by user activity.

                  7.       R-Active Shopper: Another InfoSpace link which serves
                           as  a  search   engine  for   products  and  services
                           available on the Internet.

                  8. R-Chat: A chat site featuring chats in English and eight other languages, French, German, Chinese, Japanese, Spanish, Korean, Philippino and Italian. R-Chat is established under a private label agreement with Webmaster, Inc. (available to all Website visitors).

                  9. R-Web Search, an Open Directory search engine link service powered by InfoSpace.

                  10. R-Finance, an InfoSpace powered link to various financial services and information.

                  11. R-Maps, an InfoSpace powered link to international map services.

                  12. R-Yellow Pages, an InfoSpace powered link to business listings.

                  13.      R-White   Pages,   an   InfoSpace   powered  link  to
                           individual listings.

                  14. R-Community Beach, the site where Internet users can sign up to avail themselves of the free services provided by the Super Mall. Once a user signs up he becomes a "free community member".

                  15. R-Island, an online business building system for SuperSite owners. RBID charges a one-time fee of $195 for this product. (The income is not redistributed under the Comp Plan.)

                  16. R-Benefits, a Website which offers prepaid packaged services for health and health related services, travel and travel related services, lifestyle, including convenience services, physicians and hospitals, including discount pharmaceuticals and legal and tax advice services.

                  17. R-Entertainment, a comprehensive listing of various forms of entertainment, games and general amusements.

                  18. R-News, an InfoSpace powered listing of top news stories both national and international, and in various focus areas provided by Comtex.

                  19.      R-Business   Services,   an  InfoSpace  powered  site
                           featuring business to business services. Income from commissions is pooled and redistributed.

                  20. R-Stock, a link to Bloomberg.com providing financial information, stock quotes, news and related services to interested users.

         C.       Services Provided to SuperSite Tenants

                  Registrant offers anyone the opportunity to purchase an individual SuperSite and in doing so to become the online equivalent of a shopping mall owner and operator and portal owner, but with the bulk of the software development already done, and a maintenance service in place, for a monthly fee. Further, the work of assembling "anchor tenants" and a collection of retail stores is already done.

                  The SuperSite purchaser can immediately create both his own store and his personal shopping mall and portal for future customers. The Super Site purchaser receives a web page and a SuperSite personalized for the purchaser, but within certain general design specifications developed and maintained by the Registrant. Upon the completion of the purchaser's personalized SuperSite, the purchaser is then able to solicit his own customers to purchase goods and services, and to solicit potential store owners who wish to operate within his SuperSite, and to solicit the purchase of additional Subtier SuperSites.

                  Each SuperSite contains the basic features of the SuperSite prototype, but from that point is personalized and evolves into an entity which takes its own shape and attracts its own customers, primarily through the activities of its owner and those whom its owner recruits to take part as customers, Subtier Store Tenants and perhaps Subtier SuperSite Tenants.

                  In addition the SuperSite purchaser will provide "tracking" software that enables the SuperSite purchaser to monitor a broad range of activity taking place on his individual SuperSite.

                  These features are all combined in the RBID SuperMall with what are currently the more conventional uses and expectations of Internet users, such as basic Internet access, including most search engines, e-mail and chat forums.

                  From  November  5,  1999,   through  December  31,  1999,  the
         Registrant leased 84 SuperSites to SuperSite Tenants. The Registrant delivered these SuperSites in the last quarter of 1999.

         D.       Redistribution   of  Certain  Revenues  to  Tenants  and  Site
         Users/R-bid's Network Referral Marketing Plan

         70% of the Company's revenues from the following three sources are reallocated to its Tenants and the Internet public who use the SuperMall Site and its free services, on a monthly basis:

         (1)      Revenues   generated   by  the  payment  of   commissions   by
                  independent stores and Tenant Stores on merchandise and services sales;

         (2) Revenues generated by paid advertising on the SuperMall and its SuperSites and free services sites;

         (3) Revenues generated by Click Through activity paid by other sites to which Internet visitors are referred.

         These reallocated revenues are combined each month, and divided 10% to Site Users, 40% to SuperSite Tenants based on their site usage, and 50% to SuperSite Tenants based on their Subtier SuperSite Tenants (hereinafter also referred to as "Team Members") as follows:

         1. The 10% of these reallocated revenues allocated to Site users, are allocated among all members of the general Internet public who set up a free personal account as an e-mail user or personal homepage. The 10% is reallocated to the account of these Site users on a biweekly basis, pro rata, based on the ratio of usage or traffic of their site. These revenue allocations are accrued until a minimum of $25.00 is payable, and then periodically paid out.

         2. The 40% of these reallocated revenues allocated to SuperSite tenants based on their Site usage, are allocated among the SuperSite Tenants in the ratio that total activity at their site, bears to the aggregate of all activity at all SuperSites.

         3. The 50% of these reallocated revenues allocated to SuperSite Tenants based on subtier SuperSites, are allocated based upon the number of subtier SuperSite Tenants or Team Members, each SuperSite Tenant has brought in as a subtier Tenant. Revenues are allocated in the ratio that the number of subtier Tenants the SuperSite Owner has brought in (up to a maximum of seven subtier SuperSite Tenants), bears to the number of all SuperSite Tenants at the end of the monthly period.

                  By way of example, if 50% of reallocated revenues were $100,000, and there were 229 tenants in the tenant community team, we would divide the $100,000 by the 229 tenants with a resulting total of $436.68 per tenant. As explained above, there is a maximum of 7 sub-tier SuperSite Tenants. For allocation purposes, the $436.68 per tenant is divided by the 7 subtenant levels resulting in $62.38 per tenant allocation. Total allocation of funds is summarized as follows:

                           229  tenants   times  $62.38  =  $14.286   Total  sub
                           allocations ($14.286 times 7 levels = $100,000)

                  In any month in which the aggregate reallocated revenues to any SuperSite Owner does not exceed $10, the Company has elected to pay such SuperSite Owner a minimum of $10 per month.

E.       No Assurance of Profitable SuperSite Operation

         The Company management recognizes that once a SuperSite has been set up and is operational by the Tenant, there is no assurance the SuperSite Tenant will be able to attract Store Tenants and establish a profitable business. It can be difficult to attract Tenants to set up Stores on the Internet, because of the newness of e-commerce, the technical aspects of computers and the Internet, and the competition from other providers of Internet commerce, among other factors.

F.       Monitoring of Tenant Activities

                  Registrant has developed the following procedures to remove advertisers that misrepresent their products or themselves or otherwise run afoul of the law.

                  First, the Registrant's staff monitors all advertising and chat activity. Second it has created a complaint department that allows a prospective purchaser to lodge an e-mail complaint with the Registrant. Until such time as the complaint is investigated, the Registrant will mark the advertisement or item with a special symbol to advise customers that purchase is halted pending a review of the product or service. The Registrant will then e-mail the seller and forward the received complaint. The seller will have five (5) business days to respond. If the seller fails to respond, the ad or item will be deleted. If the seller responds, the response will be forwarded on to the complaining consumer. The complaining consumer will have five days to respond to seller's explanation. If the consumer does not respond, the item or ad will continue to be offered and the notation will be removed. If the consumer continues to complain, the advertisement will be deleted by the Registrant and the advertiser notified unless registrant receives reasonable assurance that the complaint is spurious.

G.       Marketing

         RBID utilities it wholly-owned subsidiary, R-way Corporation, a Delaware corporation ("R-way"), to market its SuperMall to potential Store Tenants and SuperSite Tenants, as well as to subtier Store Tenants and subtier SuperSite Tenants. R-way provides marketing services, sale services, and support services in assisting Tenants in building their Stores and their SuperSites.

         R-way has been using direct marketing as the principal method for promoting RBID's products and services. However, R-way has now developed the R-bid Network Referral Marketing Plan, in order to expand the number of sites associated with Registrant's Super Mall. R-way markets RBID's products and services through a network referral marketing concept where individuals and business owners may become marketing affiliates by completing an Affiliate Agreement and making an initial payment of $29 for a starter kit. (The $29.00 is estimated to cover the costs to RBID of establishing an Affiliate Account.) A Marketing Affiliate's job is to seek out and sign up Store Tenants, Super Site Tenants, and new affiliates who will further assist in the signing up of Store Tenants and Super Site Tenants for Registrant's Super Mall. Marketing Affiliates are paid sales commissions based on the sale proceeds from new Store Tenants and Super Site Tenants they sign up, and on the sales proceeds from new Marketing Affiliates they recruit who in turn sign up Store Tenants and Super Site Tenants as well as on their level of achievement within the Company's incentive compensation plan (the "Plan"). As Marketing Affiliates accumulate increasing Website sales, Marketing Affiliates are qualified to receive greater personal sales commissions and commission overrides on their downlines' affiliates' site sales activity.

                  There are seven levels of qualification. At the foundation of the Plan is the requirement that in order to receive Plan Compensation, the Marketing Affiliate must have and maintain: At least five site tenants, either Tenant Stores or Super Site Tenants are actually engaged in retail commerce over the Internet from their Tenant Sites, and whom the Marketing Affiliate has brought into the Super Mall as paying tenants.

                  Levels of achievement for Affiliates have been established as follows:

       1.       Marketing Affiliate:      Must  purchase a $29  starter  kit and
                                          sign a Marketing Affiliates Agreement.

       2.       Area Manager:             Must  have  sold   five   Super   Site
                                          Tenants.

       3.       Area Director:            Must have sold  twenty five Super Site
                                          Tenants  and  have   established   two
                                          additional  Marketing  Affiliates  who
                                          have become Area Managers.

       4.       Regional Director:        Must have sold 100 Super Site  Tenants
                                          and    established    two   additional
                                          Marketing  Affiliates  who have become
                                          Area Directors.

       5.       National Director:        Must have sold 500 Super Site  Tenants
                                          and     established    two    Regional
                                          Directors.

       6.       Continental Director      Must have sold 2500 Super Site Tenants
                                          and    established    three   National
                                          Directors.

       7.       International Director    Must  have  sold  10,000   Super  Site
                                          Tenants    and    established    three
                                          Continental Directors.

       8.       Infinity Director:        Must  have  sold  25,000   Super  Site
                                          Tenants    and    established    three
                                          International Directors.


         Under the Plan, Affiliates may earn referral sales commissions several ways:

                  1. Referral Commission Income: A $400 sales commission is paid to the Affiliate who personally sells a Super Site and whose ID number is entered on the sales order for the new Super Site Tenant.

                  2. CV Bonus. All RBID private branded retail products and services such as Super Sites, Site Hosting, Online Training and Equipment, are assigned a CV (Commission Value) amount. Affiliates may earn 8% to 10% of the assigned CV amount of each product or service sold within their qualified groups. A Qualified Group is defined as their eligible levels of qualification. Affiliates earn this commission on up to ten levels below them, based on their level of Achievement under the Plan.

                           The CV on a Super Site Tenant sale is $300.00, and is shared among the Seller and up to nine upline individuals.

                  3. Infinity Global Bonus Pools: Marketing Affiliates who qualify for the Company's three highest levels of achievement will qualify to receive a monthly pro-rata share of a total of 9% of the Company's overall CV amount. The three shared pools are 2%, 3% and 4% of total worldwide CV.

                  4. E-Commerce Bonus Pool Revenue Sharing: RBID also generates additional revenues from the traffic that is built through the RBID Website, from retail customers, e-mail users, browsers, and other marketing affiliates. E-commerce revenue sources include Web site click throughs, banner advertising, paid e-mail messages, and online mall referral commissions. Seventy percent of the total e-commerce gross profit generated by the worldwide organization is shared among the qualified Marketing Affiliates and Free Community Members. (A Free Community Member is defined as a non-affiliate who is given access to some of the R-BID portal benefits.)

                           Free Community Members share in 20% of this pool, based on pro-rata usage. Qualified Marketing Affiliates share in 40% of the pool on a pro-rata usage basis. Qualified Marketing Affiliates also receive a Matching Bonus equal to the amount of E-Commerce Revenue Sharing received by their front-line Marketing Affiliates, defined as individuals they personally enrolled.

         These commission payments may be summarized as follows:


RBID Compensation Plan - Effective July 1, 2000

                  Marketing      Area         Area          Regional    National   Continental        International     Infinity
Position          Affiliate      Manager      Director      Director    Director   Director           Director          Director

Qualification:    Starter Kit    5 Sales      25 Sales      100 Sales   500 Sales  2500 Sales        10000 Sales       25000 Sales
(SuperSite        $29            & 2 Area     & 2 Area      & 2 Reg'l   & 3 Nat'l  & 3 Contn'l       &3 Internat'l
Retail Sales)                                 Mgrs. Legs    Dir. Legs   Dir. Legs  Dir. Legs         Dir. Legs         Dir. Legs

Personal Sales
Commission        $400            $400         $400          $400         $400      $400               $400              $400


Residual Income Plan: Based on CV (Commission Value on all products and services). Qualified Levels with 100 CV and 5 Customers per month.

1st Level         10%           10%         10%         10%         10%         10%               10%                  10%

2nd Level          8%            8%          8%          8%          8%          8%                8%                   8%

3rd Level          8%            8%          8%          8%          8%          8%                8%                   8%

4th Level          8%            8%          8%          8%          8%          8%                8%                   8%

5th Level                        8%          8%          8%          8%          8%                8%                   8%

6th Level                                    8%          8%          8%          8%                8%                   8%

7th Level                                                8%          8%          8%                8%                   8%

8th Level                                                            8%          8%                8%                   8%

9th Level                                                                        8%                8%                   8%

10th Level                                                                                         8%                   8%

Leadership Infinity Override (limited)                                           2%               2-4%  2              -6%

Infinity Global Pools (Pro-rata share of CV)                                     2%                 3%                  4%

Car Allowance Leadership Bonus: (must maintain qualifications)                                       $1,000 per  month

PLUS - Shared  Revenues from Ad Banners,  Click-throughs,  Paid e-mail,  Virtual
Mall Purchases,  etc: 20% to Community Members, 40% to SuperSite Owners, and 40%
Matching Bonus to SuperSite Owner Sponsors.

         H.       Current Traffic Levels and Revenues

                  (i) Traffic. The total traffic through the Registrant's SuperMall from November 5, 1999, when it was opened through March 31, 2000, totals 7,706,187.

                  (ii) Commissions from Store Revenues. Prior to November 5, 1999, the Company had no revenues from sales. Since November 5, 1999, the sales volume at the SuperMall's stores, and resulting commissions have been as follows:

                                     Store Sales                Commissions

                                      Revenues                  To RBID

  11/5/99 - 12/31/99                 $0                         $0
  1/1/00-3/31/00                     $0                         $0


  (iii) Revenues from Tenants

                         Store Tenant      SuperSite Tenant   SuperSiteTenant
                         Monthly             Installation     Monthly
                         Service     Fees       Fees          Service Fees
                         -------     ----       ----          ------------
                         Number       $                       Number   $

   11/5/99 - 12/31/99     0           0      $   95,395          0      0
   1/1/00 - 3/31/00       0           0      $1,154,374          0      0


   (iv) Advertising Revenues

                                                     No. Of
                                  Revenues          Advertisers
                                  --------          -----------

   11/5/99 - 12/31/99               $0                 0
   1/1/00-3/31/00                   $0                 0

   (v) Click Through Revenues

                                                 Click Through
                                  Revenues          Count
                                  --------          -----

   11/5/99 - 12/31/99               $0              0
   1/1/00-3/31/00                   $0              0

   (vi) Internet Service Provider Fees

                                                  No. Of
                                  Revenues       Customers
                                  --------       ---------

   11/5/99 - 12/31/99               $0              0
   1/1/00-3/31/00                   $0              0

         I.       Key Service Providers Utilized by the Company

                  1. Concentric Contract. Pursuant to a contract executed with Concentric Network Corporation ("Concentric"), Concentric provides the Company's Super Mall with computer "servers", including an OC3 Internet connection with the ability to handle millions of shoppers, online auction bidders and other visitors. Concentric has over 2,000 local ISP connection sites in the United States and Canada running mostly at acceptably fast 56k and ISDN speeds.

                           The Contract has an initial one year term, which commenced on June 12, 1999, automatically renews for successive one year terms unless canceled by either party, and provides for services to RBID on a monthly basis at approximately $1200 per month.

2. Credit Card Contract: The Registrant has contracted with Card Service International for provision for over-the-net credit card services for VISA and Master Card. RBID pays a flat fee of $0.05 per month for each customer, plus a percentage of credit card revenues to Card Service International on all "over the Net" credit card purchases utilizing these facilities, which varies between 2% and 4%, depending on which credit card is used.

         J.       Patents, Copyrights and Trademarks

The Registrant holds no copyrights, patents or trademarks.

         K.       Research and Development Activities

                  The Company expended over $206,579 in 1999, in research and development in order to develop the software for its SuperMall. The software is now complete but the Company will continue to upgrade for technological changes software development in the future for its SuperMall. None of this software has been patented or copyrighted.

                  The Company also holds itself out as an independent consultant to assist third parties in their development of Internet sites, including development of required software.

         L.       Competition

                  The electronic commerce market is a new, rapidly evolving and competitive business. Registrant, as a startup Company, competes with numerous online sales and services organizations which offer customers the same, similar or alternative methods of shopping for goods and services.

                  The market is extremely competitive and includes many large, well financed businesses spending millions of dollars in advertising, combined, in some cases, with subsidized free Internet access service. There are no significant barriers to entry into the market by other companies.

                  Registrant needs to gain a sufficiently broad base of customers and users of its Super Mall and collective sites to be able to generate click-through revenue and banner advertising revenue as important revenue streams, for it to grow and sustain its operations. There is no assurance Registrant will gain or ultimately hold a significant share in this market. However, management is optimistic that it can deliver a superior Net portal for the Tenants at a competitive price and thereby gain an increase market share in this new industry.

         M.       Government Regulation

                  At the present time, the Registrant is (not) required to seek the review of any local, state, federal or international regulatory body for its use of the Internet for telephone calls. At the present time, the Registrant is (not) required to obtain the consent or the permission from any companies which own the transmission lines or other means of transmission before commencing its use of the telephone line services.

         N.       Seasonal Factors

                  Registrant believes that due to the nature of the products and services sold through its Super Mall it is likely that sales and revenues will fluctuate seasonally, with a strong emphasis on the Christmas shopping season. It is possible that this seasonality of business may cause revenue and operating results to fluctuate, and the Company may not be able to generate sufficient revenue in certain quarters to offset expenses.

         O.       Costs and Effects of Compliance with Environmental Laws.

                  The Registrant is not engaged in any business which would presently require compliance with Federal or State environmental agencies.

         P.       Markets for Products and Services

                  The potential market for the products and services provided by the Registrant is potentially global and consists of all persons, wherever situated, who utilize the Internet, as well as those who desire to set up their own virtual business on the Net.

III.     CONSULTING SERVICES
         -------------------

         RBID holds itself as an independent consultant to advise third parties on how to design, implement and market e-commerce sites on the Internet, and to provide software development services to such third parties in connection with implementation of their Sites.

         RBID is currently discussing with two potential clients the providing of such consulting services, but to date no consulting contracts have been signed, and no consulting services have been performed.

IV.      CAPITAL
         -------

         Registrant's capital is currently insufficient to conduct its business. If it is unable to obtain additional capital, Registrant will be unable to promote its SuperMall, or otherwise maintain a competitive position. The sources, availability and terms for additional capital to sustain the Company's operations are unknown at this date, and there is no assurance the Company will be able to locate sufficient capital to carry forward its business and implement its business plan.

V.       EMPLOYEES
         ---------

         Registrant employs 11 full time employees. None of its employees belongs to a collective bargaining group or union.

                                    GLOSSARY

Banner Advertising: A banner is an advertisement in the form of a graphic image that typically runs across a Web page or is positioned in a margin or other space reserved for ads.

Chat Room: A virtual "room" or location, with varying limitations on its size, i.e. on the number of people it can accommodate, found on different Websites, which may be "entered" and "visited" by people who while there can exchange typed messages with each other as if at a virtual cocktail party or simply remain "quiet" and read and observe the dialogue between others.

Click Through Revenue: A click is "when a visitor interacts with an advertisement." This does not mean simply interacting with a rich media ad, but actually clicking on it so that the visitor is headed toward the advertiser's destination. (It also does not mean that the visitor actually waits to fully arrive at the destination, but just that the visitor started going there.)

A clickthrough is what is counted by the sponsoring site as a result of an ad click. In practice, click and clickthrough tend to be used interchangeably. A clickthrough, however, implies that the user actually received the page. Some advertisers are willing to pay only for clickthroughs rather than for ad impressions.

Clickthrough Revenue is a commission paid by the destination site for each Clickthrough person, to the origination site.

E-commerce (electronic commerce or EC): is the buying and selling of goods and services on the Internet, especially the World Wide Web.

E-mail: (electronic mail) is the exchange of computer-stored messages by telecommunication. E-mail was one of the first uses of the Internet and is still the most popular use. E-mail can be distributed to lists of people as well as to individuals.

Independent Store: A general or specialized retailer of goods and services having their own websites and a pre-existing commercial presence on the Internet which has entered into an agreement with the Company to have its store included in the Company's SuperMall pay the Company a negotiated percentage of revenues ("Independent Stores") ranging generally from 2.5% to 25% on their sales through the SuperMall..

Portal (Internet Portal): 1) Portal is a new term, generally synonymous with gateway, for a World Wide Web site that is or proposes to be a major starting site for users when they get connected to the Web or that users tend to visit as an anchor site. There are general portals and specialized or niche portals. Some major general portals include Yahoo, Excite, Netscape, Lycos, CNET, Microsoft Network, and America Online's AOL.com. Examples of niche portals include Garden.com (for gardeners), Fool.com (for investors), and SearchNT.com (for Windows NT administrators).

A number of large access providers offer portals to the Web for their own users. Most portals have adopted the Yahoo style of content categories with a text-intensive, faster loading page that visitors will find easy to use and to return to. The term portal space is used to mean the total number of major sites competing to be one of the portals.

Online Auction House: A virtual auction house accessed on the Internet where one can list items to be sold, usually with accompanying photographs and descriptions, and where would-be buyers can contact the seller by e-mail and make offers to buy the items. The seller can then sell to the highest bidder or otherwise choose which offer to accept and make arrangements with the buyer for payment and delivery.

Quik Track aka R-track: The Company's proprietary customized software which monitors traffic on the Company's website and which can be used by Store Tenants or SuperSite Tenants to access information about traffic to the Company's website and by SuperSite Tenants to access such information specific to the individual SuperSite Tenant's own SuperSite.

R-eMail: The Company's free e-mail service available to subscribers to the Company's basic Internet service as well as to SuperSite Tenants. The service includes an e-mail address and the ability to send and receive e-mail over the Internet.

R-Fun&Games: A site on the Rbid.com website where visitors can access and play a variety of games and be linked to other sites on other websites for access to additional games and can also access other features such as greeting cards, cartoons, a chatroom and various sources of music over the Internet.

SuperMall: The virtual shopping mall created by Company which comprises independent general and specialized retailers of goods and services (Independent Stores) as well as Store Tenants and SuperSite Tenants.

Store Tenants: A business owner renting a virtual store located in the SuperMall for the purpose of conducting e-commerce. A Store Tenant pays $29.95 per month plus a 10% commission to Company on all sales made in his virtual store. For no additional charge a Store Tenant has the use of Company's Website Store Builder Software.

Subtier SuperSite Tenants: Persons who acquire a SuperSite (usually for a fee of $995 plus a monthly maintenance fee of $99.95) sold to them by the SuperSite Tenant, or thereafter sold to them by the Subtier SuperSite Tenant, and who thereby become part of a revenue sharing group with the initial SuperSite Tenant and with each other.

SuperSite: A SuperSite is an individual Website that can be acquired by SuperSite Tenants. SuperSites incorporate the basic features of Rbid's website but can be customized and separately marketed by the SuperSite Tenant who is afforded the opportunity to market and generate traffic on his SuperSite and to participate in revenues generated by Company through the activity on his SuperSite.

SuperSite Tenants: Those persons who acquire a SuperSite and with it the right to operate one Permitted Tenant Store and the right to lease out other Subtier Tenant Stores and Subtier SuperSites, and to share in revenues and commissions generated by Company from its various revenue sources.

Tenant Monthly Service Fee: The monthly payment of $29.95 by Tenant Store owners for the privilege of operating a Tenant Store in the SuperMall and the ongoing use of the Webstore Builder to establish, modify and update the Tenant Store.

Tenant Store: The virtual store owned and operated by those persons who pay the monthly Tenant Installation Fee plus a 10% commission paid to Company on all merchandise and service sales.

Website: A Web site is a collection of Web files on a particular subject that includes a beginning file called a home page. From the home page, you can get to all the other pages on the site.

                               ITEM 2. PROPERTIES
                             ----------------------

         The Company has corporate and administrative offices, as well as research facilities and facilities to maintain its Super Mall housed in its 7500 square foot headquarters in Irvine, California. Management believes its facility is adequate for the Company's current level of operations.

         The facility is leased on a month to month lease at a current rental of $6000.00 per month, plus common area expenses. There are currently similar facilities at similar long-term rents available to the Company in the adjacent area, and management does not anticipate a problem in replacing this lease if required.

                            ITEM 3. LEGAL PROCEEDINGS
                          -----------------------------

         Except for the following, there is no litigation outstanding, and management is not aware of any potential claims which might be asserted. The Company has one lawsuit in dispute regarding a marketing contract. Management of the Company believes the legal dispute can be settled without a material effect on future operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

None.

         PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                  ---------------------------------------------

                         AND RELATED STOCKHOLDER MATTERS

         A. The  Company's  Common  Stock  traded  over-the-counter  on the NASD
Bulletin Board Market under the symbol "RBID" until December 2, 1999. The Company's Common Stock now trades on The Pink Sheets. The closing sales price as of June 30, 2000, was $2.29.

         Set forth below is the high and low bid information for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                     High     Low               High     Low
             Period                  Bid      Bid               Ask      Ask
             ------                  ---      ---               ---      ---

         4th Quarter 1999            4.25     .21               4.25      .21
         3rd Quarter 1999            9.50    4.25               9.50     4.25
         2nd Quarter 1999           16.75    3.31              16.75     3.31
         1st Quarter 1999            5.00    1.25               5.00     1.25

         4th Quarter 1998            3.31    1.12               3.31     1.12
         3rd Quarter 1998            3.00    1.75               3.00     1.75
         2nd Quarter 1998                            No Trading
         1st Quarter 1998                            No Trading

         At July 1, 2000, the Company had approximately 197 Shareholders of record.

         The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

         B. Recent Sales of Registered Securities since inception of the Company have been of Common Stock and are as follows:


                   Amount of              Class of Persons        Total                  Total
Date               Securities Sold          to Whom Sold      Offering Price           Commission        Exemption
------------------------------------------------------------------------------------------------------------------


8/24/98             5,800,000                  1         $15,660 In  computer soft ware        0               4(2)


8/25/98-

 9/30/98              700,000                  2          $1890 In Services                    0               4(2)
10/1/98-

 12/31/98             428,500                  3          $1,157In Services                    0               4(2)
11/1/99-

 3/31/99              390,000                  4          $390,000 In Services                 0        Rule 504
4/1/99-

 6/30/99              370,000              Accredited     $370,000 In Cash              $118,000        Rule 504
4/99-6/99             240,000                  5          $240,000 In Services                 0               4(2)
4/99-6/99             450,000                  6          $450,000 In Services                 0               4(2)
-------------------------------------------------------------------------------------------------------------------
Total               8,378,500


(1) On August 24, 1998, the Company issued 4,247,000 shares of restricted common stock to CEO Peter J. Ferras, an employee, and other accredited investors in exchange for computer software at a price of $.0027.

(2) The Company in August, 1998 and September, 1998 issued 700,000 shares of restricted common stock to individuals for services at a price of $.0027 per share.

(3) The Company from October, 1998 through December, 1998 issued 428,500 shares of restricted common stock to various individuals for services at a price of $.0027 per share.

(4) In an exempt Rule 504 offering, the Company in March, 1999 issued 390,000 shares of common stock to Market Survey International, Inc. for market services, and to Moltern, Fisher & Rosenthal, P.C. for other services at $1.00 per share.

(5) In an exempt Rule 504 offering, the Company from April, 1999 through June 1999, issued 240,000 shares of common stock for services at a price of $1.00 per share.


(6) The Company from April 1999 through June 1999 issued 450,000 shares of restricted common stock for services at $1.00 per share.




                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

                                             Fiscal Year Ended December 31:

                                                1999        1998     1997
                                          -------------------------------


Operating Revenues                             95,395        --       --
(Loss) from Continuing Operations          (2,818,821)     (4,819)    --
(Loss) from Continuing Operations per
         Common Share                           (0.36)       --       --

Total Assets                                   82,203      15,660     None

Long Term Obligations                            None      None       None

Cash Dividends per Common Share                  None      None       None


         All financial data above reports the Company as a development stage Company from inception October 1988 through December 31, 1999 with significant expenditures occurring in 1999. Starting January 1, 2000 the Company is operating as a fully reporting entity.

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION
           ----------------------------------------------------------

OVERVIEW

         RBID began test marketing its SuperMall concept and attendant software system in May 1999 through September 30, 1999.

         The Company (A Development Stage Company) was inactive from inception in 1988 to August 1998 and incurred a loss of $4,819 from inception through December 31, 1998. The Company (A Development Stage Company) had revenues of $95,395 and an operating loss from operation from inception through December 1999 of $2,823,640. The Company had initial revenue of $95,395 in November and December 1999 upon acceptance of initial mall site subscribers and other Internet services (Email and etc.).

RESULTS OF OPERATIONS

Revenue

         The Development Stage Company recorded initial revenue in November and December 1999 primarily from SuperSite tenant installation fees totaling $95,395. The Company expects future revenues from independent store commissions, tenant store commissions, site advertising, revenue tenant installation and monthly service fees, SuperSite installation fees and monthly service fees, basic Internet service provider monthly fees, and escrow fee revenue.

Cost of Revenues

         Cost of revenues are primarily for commissions paid for direct marketing and are expected to approximate seventy percent (70%) of revenue after the initial startup period.

Significant Costs and Expenses

         The Company developed a website with employees and outside consultants at a development cost totaling $206,579 during the year ended December 31, 1999 compared to $4,819 for 1998. The website was test marketed May 1999 through September 1999 and the Company incurred net marketing costs of $152,044 during this period. Also recorded as marketing expenses were the issuance of 600,000 shares of restrictive common stock of the Company issued at $1.00 per share. The Company agreed to settle claims relating to a marketing agreement and recorded $786,808 as marketing expense in the month of December 1999. Marketing and advertising expenses for the year ended December 31, 1999 totaled $1,835,823 excluding $152,044 for market test of sites for a total of $1,987,867

         During the year ended December 31, 1999 the Company expended $711,069 on general and administration costs consisting of legal expenses, rent, office, salaries, travel, supplies and other expenses. The Company issued 433,500 shares valued at $1.00 and accounted for as general and administrative development expenses. Costs and expenses totaled $2,914,216 for the year ended December 31, 1999 compared to $4,819 for the year ended December 31, 1998.

The $2,914,216 in costs and expenses for the year ended December 31, 1999 included the following:

                           Summary of Expenses For The Year 1999

         Website Costs                                       $  206,579
         Marketing and Selling Expense                       $1,835,823
         Test of Sites                                       $  152,044
         General & Administrative Expenses                   $  711,069
         Depreciation                                        $    8,701
                                                             ----------
         Total                                               $2,914,216


         The accumulated loss from inception in 1988 through December 31, 1999 totaled $2,823,640.

Depreciation and Amortization

         Depreciation from network equipment is minimal because all of the equipment is rented under contract. The Company has a contract with a major Internet computer processing company that serves many other Internet companies. Depreciation was $8,701 for the year ended December 31, 1999. Software costing $26,660 is depreciated over three years.

Income Taxes

         The Company expects to have a net operating loss carryforward of approximately $2,600,000 available for future years after December 31, 1999.

FACTORS AFFECTING OPERATING RESULTS

         As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. However, the Company typically operates with no backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of revenue received within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

Set out below is a Summary of Financial Information for the Company at various periods indicated:

                               (Audited)                            Audited)
                               Inception -                         Inception -
                               10/4/88             (Audited)        10/4/88
                               Through             Year Ended       Through
                               12/31/98            12/31/99         12/31/99
                               ------------------------------------------------

Revenue                           $      --      $    95,395    $    95,395
-------
Costs and
Expenses

       Website costs                    4,819        206,579        211,398

       Advertising &
       Marketing                         --        1,987,867      1,987,867
       General and
       Administrative                    --          711,069        711,069
       Depreciation               $      --            8,701    $     8,701
                               ------------------------------------------------
       Total Costs and Expenses   $     4,819    $ 2,914.216    $ 2,919,035
                               ------------------------------------------------
       Net (Loss)                 $    (4,819)   $(2,818,821)   $(2,823,640)
                               ================================================

(Loss) Per Share                  $      --      $      (.36)   $     (1.53)
                               ================================================

LIQUIDITY AND CAPITAL RESOURCES

       The Company at December 31, 1999 had cash in the bank totaling $21,484. Through December 1999, $400,000 in additional capital was raised by the sale of stock to affiliates. These funds were used for marketing expenses, website operations and general and administration expenses.

       The Company during the year ended December 31, 1999, received net proceeds of $252,000 from an exempt private equity security offering. In addition shareholders loaned the Company $114,324 for the year ended December 31, 1999.

       Management believes the Company will be able to raise capital by the private sale of additional shares sufficient to fund its capital needs over the next 12 months, but there are currently no binding agreements for such funds and no assurance the Company will be able to obtain this capital. This sale of additional equity securities will result in additional dilution to the Company's stockholders.

       Disclosure Regarding Forward-Looking Statements. This Form 10-KSB Registration Statement includes "forward-looking statements". All statements other than statements of historical fact included herein, including, without limitation, the statements under "Business" and Management's Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operations, regarding the Company's strategies, plans, objectives, expectations, and other matters, are all forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

                                 Rbid.com, Inc.
                          (A Development Stage Company)
                             As of December 31, 1999
                             and for the years ended
                           December 31, 1999 and 1998
                 and for the period October 4, 1988 (Inception)
                              to December 31, 1999

                                 Rbid.com, Inc.
                          (A Development Stage Company)
                                Table of Contents

         Report of Independent Auditors                             F-1

         Balance Sheet                                              F-2

         Statements of Operations                                   F-3

         Statement of Changes in Stockholders' (Deficit)            F-4

         Statements of Cash Flows                                   F-5

         Notes to Financial Statements                           F-6 - F-11

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Rbid.com, Inc.
Laguna Hills, California

We have audited the accompanying balance sheet of Rbid.com, Inc. (A Development Stage Company) as of December 31, 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1999 and 1998 and for the period October 4, 1988 (Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rbid.com, Inc. as of December 31, 1999, and the results of its operations, and its cash flows for the years ended December 31, 1999 and 1998 and for the period October 4, 1988 (Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations aggregating $2,823,640 through December 31, 1999 and has a working capital deficit of $747,583 and a stockholders' deficit of $686,864 at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Tinter & Associates, LLC
---------------------------------
    Stark Tinter & Associates, LLC
Denver, Colorado
June 7, 2000

                             ASSETS
                             ------

Current Assets:
  Cash                                                                   $21,484

  Software less accumulated amortization
      of $6,139                                                           20,521
  Equipment less accumulated depreciation
      of $2,562                                                           27,590
  Deposits                                                                12,608
                                                                         -------
                                                                          60,719

                                                                         $82,203
                                                                         =======

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                  ---------------------------------------

Current liabilities
   Accounts payable and accrued expenses                            $   391,743
   Accounts payable - related party                                      35,000
   Notes payable - related party                                        114,324
   Escrow advance payable                                               228,000
                                                                    -----------
       Total current liabilities                                        769,067

Stockholders' (deficit)
   Common stock, $0.001 par value,
    50,000,000 shares authorized;
    8,378,500 shares issued and
    outstanding                                                           8,378
   Additional paid in capital                                         2,128,398
   Deficit accumulated during the
     development stage                                               (2,823,640)
                                                                    -----------
       Total stockholders' (deficit)                                   (686,864)
                                                                    -----------

                                                                    $    82,203
                                                                    ===========

                 See accompanying notes to financial statements


                                 Rbid.com, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                      Period
                                                                                 October 4, 1988
                                                    Year ended      Year ended   (Inception) to
                                                    December 31,    December 31,   December 31,
                                                        1999          1998            1999
                                                    -----------    -----------    -----------
Revenue                                             $    95,395    $      --      $    95,395
                                                    -----------    -----------    -----------

Expenses:
  General and administrative                          2,905,515          4,819      2,910,334
  Depreciation and amortization                           8,701           --            8,701
                                                    -----------    -----------    -----------
                                                      2,914,216          4,819      2,919,035
                                                    -----------    -----------    -----------


Net (loss)                                          $(2,818,821)   $    (4,819)   $(2,823,640)
                                                    ===========    ===========    ===========

Per share information:
   Weighted average shares
    outstanding - basic and diluted                   7,751,000      3,286,896      1,842,057
                                                    ===========    ===========    ===========

 Net (loss) per common share - basic
  and diluted                                       $     (0.36)   $      --      $     (1.53)
                                                    ===========    ===========    ===========

                 See accompanying notes to financial statements


                                 Rbid.com, Inc.
                          (A Development Stage Company)
                      Statement of Stockholders' (Deficit)
        For the Period October 4, 1988 (Inception) to December 31, 1999

                                                                                             Deficit
                                                                                           Accumulated
                                                                              Additional    during the
                                                         Common Stock          Paid in     Development
                                                    Shares         Amount      Capital        Stage           Total
                                                 -----------    -----------    -----------   -----------    -----------
Balance at October 4, 1988                              --      $      --      $      --     $      --      $      --

Issuance of stock for services
   September 1, 1989 at $.001 per share            1,000,000          1,000           --          (1,000)          --
                                                 -----------    -----------    -----------   -----------    -----------

Balance December 31, 1997                          1,000,000          1,000           --          (1,000)          --

Issuance of stock to purchase software
   at $.003 per share                              5,800,000          5,800          9,860          --           15,660

Redemption of common stock                        (1,000,000)        (1,000)          --           1,000           --


Issuance of stock for services rendered
   at $.003 per share                              1,128,500          1,128          1,919          --            3,047

Net loss for the year ended
   December 31, 1998                                    --             --             --          (4,819)        (4,819)
                                                 -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1998                       6,928,500          6,928         11,779        (4,819)        13,888

Issuance of stock for cash at $1.00
  per share, net of issuance costs                   370,000            370        250,891          --          251,261

Issuance of stock for services rendered
  at $1.00 per share                               1,080,000          1,080      1,078,920          --        1,080,000

Settlement of lawsuit                                   --             --          786,808          --          786,808

Net loss for the year ended
   December 31, 1999                                    --             --             --      (2,818,821)    (2,818,821)
                                                 -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1999                       8,378,500    $     8,378    $ 2,128,398   $(2,823,640)   $  (686,864)
                                                 ===========    ===========    ===========   ===========    ===========

                 See accompanying notes to financial statements


                                 Rbid.com, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                       Period
                                                                                   October 4, 1988
                                                       Year ended     Year ended   (Inception) to
                                                      December 31,    December 31,   December 31,
                                                         1999            1998           1999
                                                      -----------    -----------    -----------
Cash flows from  operating  activities:
Net (loss)                                            $(2,818,821)   $    (4,819)   $(2,823,640)
                                                      -----------    -----------    -----------
Adjustments to reconcile net (loss)
 to net cash
 (used in) operating activities:
    Services contributed for common stock               1,080,000          3,047      1,083,047
    Settlement of lawsuit for common stock                786,808           --          786,808
    Depreciation and amortization                           8,701           --            8,701
 Changes in assets and liabilities:                          --
  Increase in deposits                                    (12,608)          --          (12,608)
  Increase in accounts payable and accrued expenses       424,971          1,772        426,743
                                                      -----------    -----------    -----------
      Total adjustments                                 2,287,872          4,819      2,292,691
                                                      -----------    -----------    -----------
      Net cash (used in) operating
       activities                                        (530,949)          --         (530,949)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of software                                    (11,000)          --          (11,000)
  Purchase of fixed assets                                (30,152)          --          (30,152)
                                                      -----------    -----------    -----------
     Net cash (used in) investing activities              (41,152)          --          (41,152)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from escrow borrowings                         328,000           --          328,000
  Proceeds from notes payable                             114,324           --          114,324
  Repayments of escrow borrowings                        (100,000)                   - (100,000
  Net proceeds from issuance of common
   stock, net of issuance costs                           251,261           --          251,261
                                                      -----------    -----------    -----------
     Net cash provided by financing activities            593,585           --          593,585
                                                      -----------    -----------    -----------


Net increase in cash                                       21,484           --           21,484

Cash, beginning                                              --             --             --
                                                      -----------    -----------    -----------

Cash, ending                                          $    21,484    $      --      $    21,484
                                                      ===========    ===========    ===========


Non-cash transactions
  Issuance of common stock for
   software                                           $      --      $   (15,660)   $   (15,660)

                 See accompanying notes to financial statements

                                 Rbid.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
         Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         The Company was incorporated on October 4, 1988 in the State of Florida under the name of Gulf Coast Securities Transfer, Inc. On May 19, 1998 the Company's name was changed to GCST Corp. and amended Articles of Incorporation were filed. The name was again changed to Rbid.com, Inc. on April 6, 1999 and a second set of amended Articles of Incorporation was filed with the State of Florida. The Company is a development stage company. The Company's primary concentrations are in providing internet access services, e-commerce solutions, online shopping, online auctions and classified advertising of consumers and small to medium sized businesses.

         Software and web site development costs

         The software asset represents the cost of online mall development software acquired and is being amortized using the straight line method over three years. There was $6,139, $0 and $6,139 in amortization expense of the software asset expensed to operations for the years ended December 31, 1999 and 1998, and for the period October 4, 1988 (Inception) to December 31, 1999, respectively.

         Software  and website  development  costs  incurred in  developing  the
         Company's website are accounted for in accordance with SOP 98-1. Software and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. External direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who devote time directly related to the internal-use computer software project, and interest costs incurred while developing internal-use computer software are capitalized. Product development costs, preliminary project and past implementation product costs are expensed as incurred. Internal costs for upgrades and enhancements that result in probable additional functionality are capitalized.

         Property and equipment

         Property  and  equipment  are   depreciated  or  amortized   using  the
         straight-line method over the following estimated useful lives:

           Furniture and office equipment     5 years

         Depreciation expense for the years ended December 31, 1999 and 1998 and for the period October 4, 1988 (Inception) to December 31, 1999 was $2,562, $0 and $2,562, respectively.

                                 Rbid.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Fair value of financial instruments

         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of
         December 31, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, accounts payable - related party, notes payable - related party and escrow advance payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

         Impairment of long-lived assets

         The Company periodically reviews the carrying amount of its identifiable assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 1999, management does not believe there is any impairment of the carrying amounts of assets.

         Revenue recognition

         Commissions from store revenues represent referral fees for purchases made on independent or tenant stores from the Company's website. The Company recognizes commissions from store revenues when received.

         Revenues from tenants consist of installation fees and monthly service fees charged to store tenants and supersite tenants for installation of store or supersite software and for use of the software and affiliation to the Company's supersite mall. The Company recognizes revenues from tenants over the period that services are provided.

         Advertising and click through revenues represent referral fees paid by unrelated websites for click through traffic to unrelated websites that are generated from banner ad, promotion, informational listing and other inducement links that are displayed on the Company's website. The Company recognizes advertising and click through revenues when received.

         Internet service provider fees represent monthly fees charged for internet service. The Company recognizes revenues from internet service provider fees over the period that services are provided.

         Advertising costs

         The Company expenses all costs of advertising incurred.

                                 Rbid.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
         Income taxes

         The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

         Net (Loss) per Common Share

         The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti- dilutive.

         Comprehensive Income

         The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

         Segment Reporting

         The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related
         Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

         Estimates

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                                 Rbid.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Recent Pronouncements

         The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early-adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

         Note 2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated substantial revenues from operations. Since its inception, the Company has been substantially engaged in bringing its product and services to a state of technical feasibility and commercial viability, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period from inception to December 31, 1999 of $2,823,640. In addition, the Company's current liabilities exceed its current assets by $747,583. The Company's development activities since inception have been financially sustained by a combination of contributions from the private offerings and debt. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

         Management's plans include pursuing financing for its operations and seeking additional private placement investments. The Company then intends to invest in website development and begin operations. Failure to secure such financing or to raise additional private placement investment may result in the Company depleting its available funds and not being able pay its obligations or begin operations.

         Note 3.  SOFTWARE ASSET

         In August 1998, the Company entered into an agreement to purchase online mall development software in exchange for 5,800,000 shares of common stock at the predecessor cost of the asset which was $15,660. This transaction has been accounted for as the purchase of a software asset.

                                 Rbid.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Note 4.  STOCKHOLDERS' EQUITY

         During 1998, the Company amended its Articles of Incorporation, which increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was unchanged at $.001.

         Also, during 1998, the Company forward split its common stock 1,000:1, thus increasing the number of outstanding common stock shares from 1,000 to 1,000,000 shares. All share and per share amounts have been restated to give effect to the split.

         During 1998 the Company issued 5,800,000 shares of common stock for software valued at $15,660.

         During 1998 prior stockholders holding 1,000,000 common shares returned these shares to the Company for no consideration and the Company cancelled the shares.

         During 1998 issued 1,128,500 shares to consultants for services rendered valued at $3,047.

         During 1999, the Company issued 370,000 shares of common stock in a Regulation D Rule 504 offering for $1 per share or $370,000 in cash with issuance costs of $118,739.

         During 1999, the Company issued 1,080,000 shares of common stock to consultants for services rendered valued at $1 per share or $1,080,000
         .

         During 1999, the Company's principal shareholder transferred 788,938 shares to parties for the settlement of claims relating to a marketing agreement. The difference between the principal shareholder's basis of $2,130 and the fair value of the shares at $1 per share or $788,938 was recorded as a capital contribution of $786,808 with the offsetting expense recorded in general and administrative expense.

         Note 5.  INCOME TAXES

         The Company has a Federal net operating loss carryforward of approximately $2.6 million, which will expire between the years 2018 and 2019. The tax benefit of this net operating loss has been offset by a full allowance for realization.

                                 Rbid.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Note 6.  STOCK PURCHASE AGREEMENT

         In October 1999, the President of the Company entered into a stock purchase agreement with an unrelated company pursuant to which the President agreed to settle claims relating to a marketing agreement with 788,938 of his personal shares and sell 2,300,000 of his personal shares of common stock in the Company for a total consideration of $500,000. The Company also agreed to issue 3,802,863 shares to the unrelated party in exchange for $750,000 in cash or an irrevocable letter of credit. The unrelated company assumed control of the Company in October 1999 and the directors and officers of the Company resigned and new directors and officers were elected. The monies and the President's stock were placed in an escrow account in accordance with the agreement. The Company borrowed $328,000 from the escrow account in 1999 for operating purposes and repaid $100,000 in accordance with the agreement. The transaction did not close until March 2000.

         Note 7.  RELATED PARTY TRANSACTIONS

         Accounts payable - related party are to the Chief Financial Officer of the Company totaling $35,000 at December 31, 1999.

         Notes payable - related party (dated December 31,1999) are to the Chief Financial Officer the current President and the former President of the Company totaling $114,324 at December 31, 1999. The notes are non-interest bearing and are due December 31, 2000.

         Note 8.  LEASE COMMITMENTS

         The Company has entered into an operating lease for office space. Aggregate future minimum lease payments required under a non-cancelable operating lease at December 31, 1999 are as follows:

              2000          $  86,817
              2001          $154,980
              2002          $154,980
              2003          $  12,915

         Rent expense for the years ended December 31, 1999 and 1998 and for the period October 4, 1988 (Inception) to December 31, 1999 was $51,710, $0 and $51,710, respectively.

         Note 9.  COMMITMENTS AND CONTINGENCIES

         The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying financial statements.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
             ------------------------------------------------------


       None.

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
             -------------------------------------------------------

       The names, ages and positions of the directors and executive officers of the Company as of February 1, 2000, are as follows:

Name                     Age         Position                        Since

Horst Danning            44          Chairman, CEO & a Director      10/99
Dr. Klaus Bartak         54          President and a Director        10/99
Fred Wallace             65          Chief Financial Officer         10/99
Emilio Francisco         51          Director                        10/99
Debra Martinez           41          Secretary                       10/99


         The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Mr. Horst Danning/CEO/CHAIRMAN OF THE BOARD

         Mr. Danning began his career in practicing tax law for 5 years with the renowned tax law firm, Treuhand Gesellschaft m.b.H. in Garmisch-Partenkirchen, Germany, of which he was made a partner after 3 years. In 1974, Mr. Danning established and owned his first media publishing company. Utilizing his Masters Degree in economics and international business and trade from the Academyo Henssler and the Handels and Wirtschaftschule Dr. Leopold, in 1974, Mr. Danning formed his first consulting and trading company. In 1987 Mr. Danning united his companies into one major international consulting and trading company, I.C.M. (International Consulting & Marketing), of which he is Chairman. Mr. Danning's worldwide travels and relationships led to international trade and consulting for major companies. His ongoing relationships have been with companies and officials in Israel, Saudi Arabia, United Arab Emirates, Dubai, Oman, Egypt, Russia, various European Countries, Indonesia, Singapore, Thailand, Philippines, China, the United States and Germany. Mr. Danning's consulting and trade in these countries has ranged from consulting in business and finance, to trade in natural resources and industrial goods. In 1996, Mr. Danning also become Chairman and CEO of API, Inc., an entertainment company.

Dr. Klaus Bartak/PRESIDENT/DIRECTOR

         Dr. Wagner-Bartak, Claus G.J.B.Sc., M.Sc., Dr. S.C., M.B., business executive, polymath; e.Ludwig-Maximillian Univ., Munich B.Sc 1962, M.Sc. 1966, Dr.Sc. 1969, Tech. Univ., Munich M.B. 1969. Dr. Claus G.J. Wagner-Bartak is an
internationally renowned expert in advanced technologies and an accomplished executive. The span of his experience reaches from scientific, technical and executive management of major multinational aerospace projects to the development of computer data systems and the founding of several successful business ventures, which are in the forefront of novel technological developments. He received his scientific degrees from Ludwig-Maximillian University of Munich. In industry, he had the following major positions:
Co-Founder, Director and Executive, BA Tech;, Inc. (formerly Structured Biologicals, Inc., Diasyn Technologies, Inc.), Toronto - Atlanta, 1987 - 1999; President, Energy Dynamics, Inc., Toronto - Munich, 1983 - 1998; Managing Director, Innovations Council, Arlington, 1994; Director, Aquatic Cellulose Ltd., 1997; Vice President and General Manager, Spar Aerospace Limited, Toronto and Montreal, 1974-1983; Program Director, Corporate Director, Messerschmitt-Boelkow-Blohn GmbH, Munich, 1969 - 1974. Expert consultant and advisor to government and industry in frontier technologies, innovations and business systems since 1982. Recipient of Engineering Medal (Association of Professional Engineers) 1982, Public Service Medal (NASA) 1982, NASA Astronaut Award 1983, NASA Group Achievement Awards (KSC and JSC) 1982, Engelberger International Award 1986, Dauplin Award 1995.

Mr. Emilio Francisco/DIRECTOR

         Mr. Francisco is an attorney practicing in Newport Beach, California with over 20 years experience in the legal aspects of financial matters, with an emphasis in federal issues. His clients have included the Ministry of Higher Education of Saudi Arabia. Mr. Francisco is also CEO of Uniglobe Aerospace, a supplier of Boeing, Douglas and Airbus aircraft parts for commercial airlines. Clients of Uniglobe Aerospace include Mexicana, Saudi Arabia Airlines, JAL, Varig, Swissair, LTU, and Lanchile Airlines. Mr. Francisco speaks English, Arabic and French fluently, and is conversant in Portuguese. Mr. Francisco has recently been active in developing private telephone lines in the Middle East and Latin America. Mr. Francisco is also Chairman of the Board of Satellite Link Communications, Inc., a wholesale telecommunication carrier that specializes in developing international private lines between the United States and Foreign Markets.

Ms. Debra Martinez/SECRETARY

        Ms. Martinez brings to the Registrant over 20 years of administrative experience. For the past 10 years she has been providing administrative services to several top Southern California companies under her company, Five Star Services.

Mr. Fred Wallace/CFO

        Mr. Wallace comes to the Registrant as a past auditor with Peat Marwick Mitchell (KPMG) "top 6" accounting firm. His experience includes serving as an officer in Companies and as a Certified Public Accountant to assist in accounting and SEC solutions. His background as a CFO and Controller for several major companies provides financial experience for Company planning.

         There are no directors holding office in other reporting companies following is a summary of other directorships of each of the Directors in other reporting companies: None

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to its Chief Executive Officer. No other executive officer received annual salary and bonus in excess of $100,000.

                                     Summary Compensation
                     Annual Compensation            Awards          Payouts
                                       Other                            Secur-
Name                                   Annual     Restricted             ities                  All Other
and                                    Compen-      Stock             Underlying      LTIP       Compen-
Principal           Salary    Bonus    sation       Award(s)            Options/     Payouts      sation
Position     Year     ($)     ($)         $                           ($)SARs (#)      ($)         ($)
--------------------------------------------------------------------------------------------------------
Horst
Danning
Chairman
of the Bd
& CEO        1999     none     none     none         none                  none        none       none
             1998     none     none     none         none                  none        none       none
             1997     none     none     none         none                  none        none       none

Peter
James
Ferras
Prior
CEO          1999  120,000     none     none         none                  none        none       none
             1998     none     none     none         none                  none        none       none
             1997     none     none     none         none                  none        none       none

Fred
Wallace
CFO          1999   60,000     none     none         none                  none        none       none
             1998     none     none     none         none                  none        none       none
             1997     none     none     none         none                  none        none       none

Debra
Martinez
Secy.        1999   60,000     none     none         none                  none        none       none
             1998     none     none     none         none                  none        none       none
             1997     none     none     none         none                  none        none       none

Employment Contracts

       Horst Danning

       The Company entered into a two year employment contract with an additional one year renewal term, with Horst Danning, its Chief Executive officer, in October of 1999. The Employment Agreement provides for a base salary of $250,000 per year, with a 10% annual increase in salary, based on the prior year's salary, at the beginning of each subsequent year of the term. Certain conditions precedent to commencement of this salary were satisfied on February 1, 2000, and the salary has commenced to accrue from that date.

       In addition, the Employment Contract provides for the grant to Mr. Danning of 1,000,000 restricted stock options to acquire the Company's Common Stock at $1.00 per share, said options to expire in October of 2001. Such options vest as follows:

             250,000 options when gross sales of the Company reach $10,000,000 for any 12 month period during the option term;

             250,000 options when gross sales of the Company reach $50,000,000 for any 12 month period during the option term;

             500,000 options when gross sales of the Company reach $100,000,000 for any 12 month period during the option term;

             Once a total of 1,000,000 options have been granted, Mr. Danning is entitled to a grant of an additional 1,000,000 options for each $50,000,000 in gross sales of the Company thereafter over any 12 month period, during the term of the Agreement.

       Mr. Danning also participates in all employee benefit plans under the terms of the Employment Contract, receives $1000 per month in car allowance and $1,000,000 in life insurance.

       Dr. Klaus Bartak

       The Company entered into a two year employment contract with an additional one year renewal term, with Dr. Klaus Bartak, one of its Directors, in October of 1999. The Employment Agreement provides for a base salary of $250,000 per year, with a 10% annual increase in salary, based on the prior year's salary, at the beginning of each subsequent year of the term. Certain conditions precedent to commencement of this salary were satisfied on February 1, 2000, and the salary has commenced to accrue from that date.

       In addition, the Employment Contract provides for the grant to Dr. Bartak of 1,000,000 restricted stock options to acquire the Company's Common Stock at $1.00 per share, said options to expire in October of 2001. Such options vest as follows:

             250,000 options when gross sales of the Company reach $10,000,000 for any 12 month period during the option term;

             250,000 options when gross sales of the Company reach $50,000,000 for any 12 month period during the option term;

             500,000 options when gross sales of the Company reach $100,000,000 for any 12 month period during the option term;

       Once a total of 1,000,000 options have been granted, Dr. Bartak is entitled to a grant of an additional 1,000,000 options for each $50,000,000 in gross sales of the Company thereafter over any 12 month period, during the term of the Agreement.

       Dr. Bartak also participates in all employee benefit plans under the terms of the Employment Contract, receives $1000 per month in car allowance and $1,000,000 in life insurance.

       Except for the options granted pursuant to the above two Employment Contracts, the Company has no stock option program, and no other options, warrants or rights are outstanding at this date. The Company has no Long-Term Incentive Plans and no Awards were made in its Last Fiscal Year

                         ITEM 12. SECURITY OWNERSHIP OF
                         ------------------------------

                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information regarding beneficial ownership as of July 1, 2000, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities, and by each director, and by officers and directors of the Company as a group.

                                                  Beneficial1       Percentage
Name and Address                                  Ownership         of Class 1
----------------                                  ---------         ----------

Horst Danning, Chairman, CEO
and a Director 2                                  4,108,576 3           34%
2030 Main St. Suite 150 1
Irvine, California 92614

Fred Wallace, Chief Financial Officer                16,200 4
Emilio Francisco, Director3                       2,054,287             17%

Dr. Klaus Bartak, President and a Director
Debra Martinez, Secretary

All current directors and
officers as a group (6 persons)                   6,179,063             51%



1 This address also applies to all persons listed.

2 Owned individually and through The Danning Family Trust, of which Horst Danning is the Trustee.

3 Owned individually and through the EF Family Trust, of which Emilio Francisco is the Trustee.

4 Owned individually.

       The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

       On August 11, 2000, the Registrant is anticipating a Securities Exchange Commission response to become a reporting company pursuant to Section 12(b) of the Securities Exchange Act of 1934. All reports required under Section 16(a) are believed to have been timely filed by the officers, directors and 10% shareholders of the stock of the Company.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

       (A)   Related Transactions

       1. Split of Company's Common Stock. In 1998, the State of Florida approved the Company's Restated Articles of Incorporation, which increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was unchanged at $.001.

       2. Redemption of Common Stock. In August of 1998, the Company redeemed all 1,000,000 shares of its outstanding stock from existing shareholders.

       3. Acquisition of Secure America, Inc. In August, 1998, the Registrant entered into a reorganization agreement with Secure America, Inc., a Delaware corporation, pursuant to which the Registrant privately issued 5,800,000 shares of Common Stock to the shareholders of Secure America, Inc., in exchange for 100% of the shares of common stock of Secure America, Inc.

             The purpose of the reorganization was to allow the Registrant to acquire the software that had been developed and was held personally by the principal shareholder of Secure America, Inc., Peter James Ferras, as well as the services of Mr. Ferras as Registrant's President of Sales and Marketing. While the reorganization agreement contemplated that Secure America, Inc. would become an operating subsidiary of the Registrant, Secure America, Inc. has not conducted any operations since it became a wholly-owned subsidiary of the Registrant. Instead, Registrant is treating the acquisition of the stock of Secure America, Inc. as an asset acquisition pursuant to the requirements of Section 338 of the Internal Revenue of 1986, as amended. Under SEC Reg. 210.3-05, Secure America was an "insignificant subsidiary" and is in the process of being liquidated.

       4. Loan from Principal Shareholder. During the year ended December 31, 1999, the Company's primary shareholder loaned the Company a net amount of $91,055 on an unsecured demand note without interest. This loan remained unpaid and outstanding at February 1, 2000.

       5. Acquisition of Control of the Company by AHC Limited of RBID.com, Inc. Pursuant to a Stock Purchase Agreement dated October 19, 1999, RBID.com founder James Ferras, agreed to sell 2,300,000 shares of his personally held common stock of RBID.com, Inc. to AHC Limited, a Turks and Caicos Company. Pursuant to the same agreement, RBID.com agreed to separately sell 3,802,863 shares of its Common Stock to AHC. In the aggregate, the transaction provided for the sale of 6,200,000 shares of the Company's outstanding Common Stock, representing 51% of its outstanding shares, to AHC.

             AHC in turn assigned its rights as purchaser under this three way agreement, to AHC-1BT, a Nevada Business Trust ("AHC-1BT"). The Trustee of AHC-1BT is Growth Capital Investments, Inc., a California corporation. Neither Mr. Danning nor Mr. Francisco are officers, directors or shareholders of Growth Capital Investments. Rather, the beneficial interest holder of AHC-1BT are separate trusts established by Messrs. Danning and Bartak, for the benefit of certain of their family members. However, for purposes of control, Mr. Danning and Mr. Francisco, individually and in the aggregate with their family trusts, control directly or indirectly 51% of the outstanding capital stock of RBID, as a result of the consummation of this purchase.

             The amount of $750,000 due the Company had been paid in full by AHC-1BT by February 3, 2000. As a result, the shares of the Company have been issued to AHC-1BT, and AHC-1BT as of February 22, 2000, owned 51% of the Company's outstanding Common Stock.

       6. Settlement with Larry Thompson. On November 15, 1999, the Company entered into a Settlement Agreement with Mr. Larry Thompson, pursuant to which the Company settled the claims of Mr. Thompson under a certain Marketing Agreement it had entered into with Mr. Thompson in April of 1999. Pursuant to this Settlement Agreement, 700,000 shares of the Company's Common Stock were to be privately issued to Mr. Thompson. However, Mr. Peter James Ferras, the former President of the Company, has agreed to deliver shares of the Common Stock of the Company which he personally holds to Mr. Thompson, in satisfaction of the terms of the Settlement Agreement.

             In addition to the settlement of the claims of Mr. Thompson, the Company has also resolved the claims of certain employees of Mr. Thompson to these claimants, paying approximately $86,067.00 in cash and privately issuing approximately 88,938 shares of Common Stock of the Company to thee claimants. Mr. Peter James Ferras, the former President of the Company, has agreed to deliver shares which he holds to satisfy the terms of this settlement as well.

       (B)   Sales of Unregistered Securities

       1. Acquisition of Software for Stock. In August, 1998, the Company privately issued 5,800,000 shares of Common Stock to ten individuals, in exchange for software valued at $15,660. The software pertained to Internet portal processing.

       2. 1998 Issuance of Shares for Services. In August and September of 1998, the Company privately issued 700,000 restricted common stock shares to various subcontractors for consulting services fully rendered and valued at $1,890, including 700,000 Shares to founding shareholders for Website services. In the quarter ended December, 1998, the Company issued 428,500 restricted common shares to various subcontractors, for consulting services fully rendered, and valued at $1156, including Shares to founding shareholders for Website services.

       3. 1999 Shares Issued for Consulting Services. In March of 1999, the Company privately issued 390,000 shares of restricted Common Stock for $1.00 per share or $390,000 for consulting services fully rendered, including 375,000 Shares to Market Surveys International, Inc. for consulting services and 15,000 Shares to Mottern, Fisher & Rosenthal for legal services.

             In the quarter ended June 30, 1999, the Company issued 240,000 common shares for consulting services at an agreed value of $1.00 per share, or $240,000, including 100,000 Shares to Netvest Ltd. for marketing services, 75,000 Shares to Bernard Schmidt for marketing services, and 50,000 Shares to Market Surveys International Inc. for marketing services, and 15,000 shares to Mottern Fisher & Rosenthal for legal services.

             In the quarter ended June 30, 1999, the Company privately issued 450,000 shares of restricted Common Stock at an agreed value of $1.00 per share (total of $450,000) to various subcontractors for consulting services fully rendered, including 50,000 Shares to Bernard Schmidt for management services, 240,000 Shares to Joe Cornwell for management services, and 50,000 Shares to Stock Exposure Inc. for management services and 75,000 shares to Chris SArgiro for management services..

       4. Rule 504 Private Placement. In 1999 the company received funds of approximately $252,000 from an exempt securities offering pursuant to Regulation D Rule 504 under the Securities Act of 1933. Common Stock was issued at a subscription price of $1.00 per share and $370,000 was raised. None of the Company's current or prior officers, directors or 10% or more shareholders were purchasers in this private placement.

       All shares issued privately for services were issued in reliance upon the exemption from registration provided by ss.4(2) of the Securities Act of 1933, and SEC Regulation D promulgated thereunder.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

       None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RBID.COM, INC.

                                /s/ Horst Danning
                                -----------------
                                    Horst Danning
                                    Chief Executive Officer

                                /s/ Fred Wallace
                                ----------------
                                    Fred Wallace
                                    Chief Financial Officer



Date:   August 14, 2000


In accordance with the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date
---------                      -----                             ----

/s/ Horst Danning              Chairman of the Board,          August 14, 2000
-------------------            Director, and
    Horst Danning              Chief Executive Officer

/s/ Dr. Klaus Bartak           President and a Director        August 14, 2000
---------------------
    Dr. Klaus Bartak

/s/ Fred Wallace               Chief Financial Officer         August 14, 2000
---------------
    Fred Wallace

/s/ Emilio Francisco           Director
--------------------
    Emilio Francisco                                           August 14, 2000

/s/ Debra Martinez             Secretary
------------------
    Debra Martinez                                             August 14, 2000