Form 10QSB
period 2000-03-31
RBID COM INC
filed 2000-08-14
CIK 1098380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

                         Commission file number 0-027957

                                  RBID.COM INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                        33-0857311
------------------------------                        --------------------
State of Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification No.)



2030 Main Street, Suite 150, Irvine, CA                   96214
----------------------------------------------          ----------
Address of Principal Executive Offices)                 (Zip Code)

                                 (949) 838-0111
                                 --------------
                 (Issuer's Telephone Number, Including Area Code)

24461 Ridge Route Drive, Laguna Hills, CA  92663

         (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At March 31, 2000 there were 12,631,363 shares of common stock outstanding.

                                  RBID.COM INC.
                                   (UNAUDITED)

                                TABLE OF CONTENTS
                                -----------------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Balance Sheet at March 31, 2000 (Unaudited)

                  Statements of Operations for the three months ended March 31, 2000 and 1999 (Unaudited)

                  Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (Unaudited)

                  Notes to Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  The Company has one lawsuit in dispute regarding a marketing contract. Management of the Company believes the legal dispute can be settled without a material effect on future operations

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable

Item 3.  Defaults Upon Senior Securities

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted for a vote of shareholders during the period covered by this report.

Item 5.  Other Information

                  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                  Not applicable

                                     ITEM 1


                                 RBID.COM, INC.
                                  BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)


                                                                                           March 31,
                                                                                              2000
                                                                                           --------
                                     ASSETS
                                     ------

     Current Assets

          Cash                                                                             $114,024
          Short-term deposit                                                                481,207
                                                                                           --------
               Total current assets                                                         595,231
                                                                                           --------

     Software less accumulated depreciation of $11,275                                      120,385
     Property and equipment less accumulated depreciation of $4,430                          40,136
     Deposits                                                                                35,643
                                                                                           --------
                                                                                            196,164
                                                                                           --------
               Total Assets                                                                $791,395
                                                                                           ========



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

     Current Liabilities

          Accounts payable and accrued expenses                                            $750,492
          Notes payable, related parties                                                    116,324
          Escrow advance payable                                                               --
                                                                                           --------
               Total current liabilities                                                    866,986
                                                                                           --------

        Stockholders' Equity

             Common stock,  $0.001  par  value,  50,000,000  shares  authorized;
                  12,631,363 shares issued and outstanding as of March 31, 2000 and 8,378,500 shares issued and outstanding as of

                  December 31, 1999                                                          12,662
             Additional paid in capital                                                   3,433,696
             Accumulated deficit                                                         (3,521,779)
                                                                                           --------
                  Total stockholders' equity (deficit)                                      (75,421)
                                                                                           --------

                  Total Liabilities and Stockholders' Equity                               $795,395
                                                                                           ========

                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                            STATEMENTS OF OPERATIONS
                 For the Quarters Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                Three months    Three months
                                                                    ended          ended
                                                                  March 31,      March 31,
                                                                    2000           1999
                                                                -----------    -----------

Revenue                                                         $ 1,154,374    $      --
                                                                -----------    -----------

Expenses:
        Selling, general and administrative                       1,845,509        390,000
        Depreciation and amortization                                 7,004           --
                                                                -----------    -----------
              Total operating expenses                            1,852,513        390,000
                                                                -----------    -----------

Net loss                                                           (698,139)      (390,000)
                                                                ===========    ===========

Per Share Information:
        Weighted average shares outstanding -
            basic and diluted                                     9,087,311      7,123,500
                                                                ===========    ===========

Net loss per common share - basic and diluted                        ($0.08)        ($0.05)
                                                                ===========    ===========

                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Quarters Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                       Three months      Three months
                                                                         ended              ended
                                                                       March 31,          March 31,
                                                                          2000              1999
                                                                      -------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                                    ($  698,139)      ($  390,000)
           Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities:
                   Services contributed for common stock                      --             390,000
                   Depreciation and amortization                             7,004              --
           Changes in assets and liabilities:
                   Increase in credit card deposits                       (481,207)             --
                   Increase in deposits                                    (23,035)             --
                   Increase in accounts payable and
                        accrued expenses                                   323,749              --
                                                                       -----------       -----------
           Net cash used in operating activities                          (871,628)             --
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of software                                           (105,000)             --
           Purchase of property & equipment                                (14,414)             --
                                                                       -----------       -----------
           Net cash used in investing activities                          (119,414)             --
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from notes payable                                        2000              --
           Net proceeds from issuance of common
              stock, net of issuance costs                               1,081,582              --
                                                                       -----------       -----------
           Net cash provided by financing activities                     1,083,582              --
                                                                       -----------       -----------


NET INCREASE IN CASH                                                   ($   92,540)             --
CASH, beginning of period                                                   21,484              --
                                                                       -----------       -----------

CASH, end of period                                                    $   114,024      $      --
                                                                       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:

                   Interest                                                   --                --
                   Income taxes                                               --                --



                 See accompanying notes to financial statements.

ITEM 1

                                  RBID.COM INC.
                          NOTES TO FINANCIAL STATEMENTS

                      For The Quarter Ended March 31, 2000
                                   (Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Pursuant to the rules of the Securities and Exchange Commission they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements of the Company as of March 31, 2000 and the period October 4, 1988 (Inception) to December 31, 1999 including notes thereto included in the Company's Form 10-KSB.

Note 2.   Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no differences between reported net income and comprehensive income for the three months ended March 31, 2000.


Note 3.   Net Income (Loss) Per Share

The net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average of common shares outstanding for the period. For the three months ended March 31, 2000 and 1999 potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.

Note 4.   Short-term deposits

Short-term deposits consist of cash deposit holdbacks from a credit card company of $624,007 less estimated returns to supersite tenants of $142,800 for a net amount of $481,207.

                                 RBID.COM, INC.
                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2000




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began its first full quarter ending March 31, 2000 as an operating Company with revenues from customers after starting as a development stage Company in October 1988. Cash requirements for operations have been provided through the Company's internal private placement financing activities and short term investments by the new management group.

New management assumed control of the Company in October 1999 and finalized control with a common stock issuance March 2000 and purchased the majority of the founding stockholders common stock shares. In addition, technical difficulties were experienced in redesign of the website during the March 31, 2000 quarter. Management has addressed this problem with infusion of additional capital.

The outside marketing distributor resigned in April, 2000 and was replaced with a new Company executive marketing director.

The Company moved in April 2000 to new corporate headquarters at the Wells Fargo Building in Irvine, California.

Results of Operations

The quarter ended March 31, 2000 generated revenues of $1,154,374 versus no revenue for the prior year quarter. Allowances for returned website of $142,800 were netted against March first quarter 2000 revenue. March 31, 2000 quarter expenditures totaled $1,852,513 compared to $390,000 in the prior year quarter.

A summary of expenses for the quarter ended March 31, 2000 is as follows:

    Advertising, marketing and video expenses                  267,890

    Commissions                                              1,072,106

    Consulting - website and other                             314,711

    Legal and professional                                      70,634

    Rent                                                        18,849

    Salaries and wages                                          49,088

    Depreciation                                                 7,004

    Other expenses                                              52,231
                                                            ----------

                           Total                            $1,852,513
                                                            ==========

Liquidity, Capital Resources  and Cash Flows

Cash and equivalents as of March 31, 2000 and December 31, 1999 were $114,024 and $21,484 respectively. Although the Company generated operating revenues of $1,154,374 in the quarter ended March 31, 2000 marketing commissions totaled $1,072,106 in building a supersite base for the internet operations. The Company at March 31, 2000 has cash deposit holdbacks from a credit card company of $624,007 less estimated returns of $142,800 to supersite tenants for a net amount of $481,207. The Company expects to recognize significant losses and will continue to have a deficiency in stockholders equity that will increase for the foreseeable future. The internet industry is experiencing increasing competition and rapid technological changes within a restructuring capital market. The Company's future results of operations will be affected by its ability to react to the changes in the competitive environment and its ability to implement new technologies. However, management believes that competition, technological changes and its deficiency in stockholders' equity will not significantly affect its ability to obtain financing.

The Company believes it will be able to meet its current and long-term liquidity and capital requirements through its cash flows from operating activities, short-term investments by management, lines of credit, private placement of common stock and other external financing. During the three months ended March 31, 2000, proceeds from the issuance of common stock totaled $1,081,582. The Company used $871,628 in operating activities and invested $119,414 primarily in software.

The Company expects to expend approximately $300,000 for website enhancements over the next twelve months and is developing consulting contracts for website sales volume increases which management estimates will cost approximately $500,000 in this fiscal year.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Rbid.com, Inc.

Date:  August 14, 2000



By:  /s/ Fred Wallace
-----------------------------
         Fred Wallace, C.F.O.