Form 10QSB
period 2000-06-30
RBID COM INC
filed 2000-08-21
CIK 1098380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

                         Commission file number 0-027957

                                  RBID.COM INC.
       -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                        33-0857311
------------------------------                        -------------------
State of Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)



2030 Main Street, Suite 150, Irvine, CA                          96214
---------------------------------------                       ----------
Address of Principal Executive Offices)                       (Zip Code)

                                 (949) 838-0111
                                 --------------
                 (Issuer's Telephone Number, Including Area Code)

24461 Ridge Route Drive, Laguna Hills, CA  92663

     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At June 30, 2000 there were 12,662,363 shares of common stock outstanding.


                                  RBID.COM INC.
                                   (UNAUDITED)

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                                       Page
                                                                                       ----

                  Balance Sheet at June 30, 2000 (Unaudited)                            F-1

                  Statements of  Operations  for the three months ended June 30,        F-2
                  2000 and 1999 (Unaudited)

                  Statements  of  Operations  for the six months  ended June 30,        F-3
                  2000 and 1999 (Unaudited)

                  Statements  of Cash  Flows for the six  months  ended June 30,        F-4
                  2000 and 1999 (Unaudited)

                  Notes to Financial Statements (unaudited)                             F-5

ITEM 1

                                 RBID.COM, INC.
                                  BALANCE SHEET
                                 June 30, 2000
                                   (Unaudited)


                                     ASSETS
                                     ------

       Current Assets
            Short-term deposit                                                                   $   344,231
                                                                                                 -----------
                  Total current assets                                                               344,231
                                                                                                 -----------

Software less accumulated depreciation of $32,932                                                    283,311
Property and equipment less accumulated depreciation of $8,401                                       102,955
Deposits                                                                                              35,643
                                                                                                 -----------
                                                                                                     421,909
                                                                                                 -----------
           Total Assets                                                                          $   766,140
                                                                                                 ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
     Bank overdraft                                                                              $   186,829
     Accounts payable and accrued expenses                                                       $   523,853
     Notes payable, related parties                                                                  161,724
     Escrow advance payable                                                                          334,400
                                                                                                 -----------
           Total current liabilities                                                               1,206,806
                                                                                                 -----------
Stockholders' Equity

     Common stock, $0.001 par value, 50,000,000 shares authorized;
           12,662,363 shares issued and outstanding as of June 30,
           2000 and 8,378,500 shares issued and outstanding as of
           December 31, 1999                                                                          12,662
     Additional paid in capital                                                                    3,433,695
     Accumulated deficit                                                                          (3,887,023)
                                                                                                 -----------
           Total stockholders' equity (deficit)                                                     (440,666)
                                                                                                 -----------
           Total Liabilities and Stockholders' Equity                                            $   766,140
                                                                                                 ===========


                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                    For The Three Months Ended June 30, 2000
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                     Three months               Three months
                                                                        ended                      ended
                                                                       June 30,                   June 30,
                                                                         2000                       1999
                                                                     ------------               ------------
Revenue                                                              $    800,603               $       --
                                                                     ------------               ------------
Expenses:
        Selling, general and administrative                             1,040,219                    896,453
        Depreciation                                                       25,628                        290
                                                                     ------------               ------------
              Total Operating Expenses                                  1,065,847                    896,743
                                                                     ------------               ------------
Net Loss                                                             $   (265,244)              $   (896,743)
                                                                     ============               ============
Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                                          12,682,030                  7,848,500
                                                                     ============               ============
Net Loss Per Common Share - Basic and Diluted                        $      (0.02)              $      (0.11)
                                                                     ============               ============

                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                     Six months            Six months
                                                                       ended                 ended
                                                                      June 30,              June 30,
                                                                       2000                   1999
                                                                    ------------          ------------
Revenue                                                             $  1,954,977          $       --
                                                                    ------------          ------------
Expenses:
        Selling, general and administrative                            2,985,728             1,286,453
        Depreciation and amortization                                     32,632                   290
                                                                    ------------          ------------
              Total operating expenses                                 3,018,360             1,286,743
                                                                    ------------          ------------

Net (loss)                                                            (1,063,383)           (1,286,743)
                                                                    ============          ============
Per Share Information:
        Weighted average shares outstanding -
            basic and diluted                                         11,224,076             7,848,500
                                                                    ============          ============
Net loss per common share - basic and diluted                       $      (0.10)         $      (0.17)
                                                                    ============          ============


                 See accompanying notes to financial statements.


                                 RBID.COM, INC.
       STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2000 and
                                      1999
                                   (Unaudited)
                                                                                     Six months             Six months
                                                                                       ended                  ended
                                                                                      June 30,               June 30,
                                                                                        2000                   1999
                                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                                   $(1,063,383)          $(1,291,562)
          Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
                  Consulting services contributed                                           --               1,083,047
                  Depreciation and amortization                                           32,632                   290
          Changes in assets and liabilities:
                  Increase in credit card deposits                                      (344,231)
                  Increase in deposits                                                   (23,035)               (2,608)
                  Increase in loan receivable, stockholder                                  --                 (26,944)
                  Increase in accounts payable and
                       accrued expenses                                                   97,110                13,992
                                                                                     -----------           -----------
          Net cash used in operating activities                                       (1,300,907)             (223,785)
                                                                                     -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of software                                                          (289,583)                 --
          Purchase of property & equipment                                               (81,204)              (16,285)
                                                                                     -----------           -----------
          Net cash used in investing activities                                         (370,787)              (16,285)
                                                                                     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from notes payable and esrow proceeds                                 153,800                  --
          Net proceeds from issuance of common
             stock, net of issuance costs                                              1,309,581               251,261
                                                                                     -----------           -----------
          Net cash provided by financing activities                                    1,463,381               251,261
                                                                                     -----------           -----------
NET INCREASE (DECREASE) IN CASH                                                      $  (208,313)               11,191
CASH, beginning of period                                                                 21,484                  --
                                                                                     -----------           -----------
CASH, end of period (BANK OVERDRAFT)                                                 $  (186,829)          $    11,191
                                                                                     ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:
                  Interest                                                                  --                    --
                  Income taxes                                                              --                    --


                 See accompanying notes to financial statements.

                                  RBID.COM INC.
                          NOTES TO FINANCIAL STATEMENTS
                       For The Quarter Ended June 30, 2000
                                   (Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Pursuant to the rules of the Securities and Exchange Commission they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the Form 10-QSB financial statements of the Company as of March 31, 2000 and the period October 4, 1988 (Inception) to December 31, 1999 including notes thereto included in the Company's Form 10-KSB.

Note 2.   Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no differences between reported net income and comprehensive income for the three and six months and ended June 30, 2000.


Note 3.   Net Income (Loss) Per Share

The net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average of common shares outstanding for the period. For the three and six months ended June 30, 2000 and 1999 potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.

Note 4.   Short-term deposits

Short-term deposits consist of cash deposit holdbacks from a credit card company of $487,031 less estimated returns to supersite tenants of $142,800 for a net amount of $344,231 at June 30, 2000.

                                 RBID.COM, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Company began its first full six months ending June 30, 2000 as an operating Company with revenues from customers after starting as a Development Stage Company in October 1988. The new management group has provided cash requirements for operations through the Company's internal private placement financing activities and short term investments.

New management assumed control of the Company in October 1999 and finalized control with a common stock issuance March 2000 and purchased the majority of the founding stockholders common stock shares. In addition, technical difficulties were experienced in redesign of the website during the June 30 and March 31, 2000 quarters. Management has addressed this problem with infusion of additional capital.

The outside marketing distributor resigned in April, 2000 and was replaced with a new Company executive marketing director which reduced revenue and cash flow in the June 30, 2000 quarter.

The Company moved in April 2000 to new corporate headquarters at the Wells Fargo Building in Irvine, California.

Results of Operations
---------------------

The quarter ended June 30, 2000 generated revenues of $800,603 versus no revenue for the prior year quarter. Allowances for returned website of $142,800 were netted against six months of the year 2000 revenue. June 30, 2000 quarter expenditures totaled $1,065,847 compared to $896,743 in the prior year quarter.

A summary of expenses for the quarter ended June 30, 2000 is as follows:

Advertising, marketing and video expenses             $  150,881

Commissions                                              618,810

Consulting - website and other                            91,014

Legal and professional                                    50,089

Rent                                                      15,578

Salaries and wages                                       115,134

Depreciation                                              25,628

Other expenses                                            98,713

         Total                                        $1,165,847
                                                      ==========

Revenue totaled $1,954,977 for the six months ended June 30, 2000 compared to no revenue in the prior year period. Expenses were $3,018,360 for the June 30, 2000 six months compared to $1,286,743 for the prior six month development stage period.


Liquidity, Capital Resources  and Cash Flows
--------------------------------------------

Cash and equivalents as of June 30, 2000, March 31, 2000 and December 31, 1999 were a cash overdraft of $186,829 and balances of $114,024 and $21,484 respectively. The Company at June 30, 2000 has cash deposit holdbacks from a credit card company of $487,031 less estimated returns of $142,800 to supersite tenants for a net amount of $344,231. The cash overdraft of $ 186,829 at June 30, 2000 resulted from the Company meeting its commitments even though expenses were reduced from the March 31, 2000 quarter operating levels. The Company expects to recognize significant losses and will continue to have a deficiency in stockholders equity that will increase for the foreseeable future. The Internet industry is experiencing increasing competition and rapid technological changes within a restructuring capital market. The Company's future results of operations will be affected by its ability to react to the changes in the competitive environment and its ability to implement new technologies. However, management believes that competition, technological changes and its deficiency in stockholders' equity will not significantly affect its ability to obtain financing.

The Company believes it will be able to meet its current and long-term liquidity and capital requirements through its cash flows from operating activities, short-term investments by management, lines of credit, private placement of common stock and other external financing. During the six months ended June 30, 2000, proceeds from the issuance of common stock totaled $1,309,581. In addition, $153,800 loans from offficers and common stock escrow proceeds were received in the first half of the June 30, 2000 period. The Company used funds of $1,300,907 in operating activities and invested $370,787 in software ,property and equipment in the first six months of the year 2000.

The Company expects to expend approximately $300,000 for website enhancements over the next twelve months and is developing consulting contracts for website sales volume increases which management estimates will cost approximately $500,000 in this fiscal year.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  The Company has contingent liabilities related to legal proceedings which an estimate of loss or range of loss cannot be made. Management of the Company believes that amounts, if any, to settle such contingencies will not have a material effect on future operations.

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

Signature Page

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           Rbid.com, Inc.

Date:  August 21, 2000                     By:  /s/ Fred Wallace
       ---------------                          --------------------
                                                    Fred Wallace CFO