Form 10QSB
period 2000-09-30
RBID COM INC
filed 2000-11-20
CIK 1098380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------
                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

                         Commission file number 0-027957

                                  RBID.COM INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                        33-0857311
--------------------------------------------------------------------------------
State of Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification No.)



                 2030 Main Street, Suite 150, Irvine, CA 96214
                 ---------------------------------------------
               Address of Principal Executive Offices (Zip Code)


                                 (949) 838-0111
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                24461 Ridge Route Drive, Laguna Hills, CA 92663
                -----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

At November 9, 2000 there were 14,896,963 shares of common stock outstanding.

                                  RBID.COM INC.
                                   (UNAUDITED)

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                    Page
                                                                    ----
         Balance Sheet at September 30, 2000 (Unaudited)              3

         Statements of Operations for the three months
         ended September 30, 2000 and 1999 (Unaudited)                4

         Statements of Operations for the nine months ended
         September 30, 2000 and 1999 (Unaudited)                      5

         Statements of Cash Flows for the nine months
         ended September 30, 2000 and 1999 (Unaudited)                6

         Notes to Financial Statements (unaudited)                    7

ITEM 1   FINANCIAL STATEMENTS

                                 RBID.COM, INC.
                                  BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)

                                     ASSETS
                                     ------
Current Assets
     Cash and equivalents                                            $      6,062
     Short-term deposit                                                   329,619
                                                                     -------------
         Total Current Assets                                             335,681
                                                                     -------------

Software less accumulated depreciation of $62,263                         433,049
Property and equipment less accumulated depreciation of $13,686           101,088
Deposits                                                                   35,643
                                                                     -------------
                                                                          569,780
                                                                     -------------

         Total Assets                                                $    905,461
                                                                     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
     Accounts payable and accrued expenses                           $    835,908
     Accounts payable, related party                                       80,000
     Notes and loans payable, related parties                             161,724
     Escrow advance payable                                               265,000
                                                                     -------------
         Total Current Liabilities                                      1,342,632
                                                                     -------------

Stockholders' Equity
     Common  stock,  $0.001  par  value,  50,000,000                        --
         shares  authorized; 13,624,713  shares  issued
         and  outstanding  as of September 30, 2000 and
         8,378,500  shares issued and outstanding as of                     --
         December 31, 1999                                                 13,625
     Additional paid in capital                                         4,117,733
     Accumulated deficit                                               (4,568,529)
                                                                     -------------
         Total Stockholders' Equity (Deficit)                            (437,171)
                                                                     -------------

         Total Liabilities and Stockholders' Equity                  $    905,461
                                                                     =============


                 See accompanying notes to financial statements.

                                 RBID.COM, INC.
             For The Three Months Ended September 30, 2000 and 1999
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Three months    Three months
                                                    ended           ended
                                                September 30,   September 30,
                                                    2000            1999
                                                ------------    ------------
Revenue                                         $    122,127    $       --
                                                ------------    ------------

Expenses:
        Selling, general and administrative          769,017         234,366
        Depreciation                                  34,616             930
                                                ------------    ------------
               Total Operating Expenses              803,633         235,296
                                                ------------    ------------


Net Loss                                        $   (681,506)   $   (235,296)
                                                ============    ============

Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                     12,983,147       8,378,500
                                                ============    ============

Net Loss Per Common Share - Basic and Diluted   $      (0.05)   $      (0.03)
                                                ============    ============


                 See accompanying notes to financial statements.

                                 RBID.COM, INC.
                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                 Nine months     Nine months
                                                    ended          ended
                                                September 30,   September 30,
                                                     2000           1999
                                                ------------    ------------
Revenue                                         $  2,077,104    $       --
                                                ------------    ------------

Expenses:
        Selling, general and administrative        3,754,745       1,520,819
        Depreciation                                  67,248           1,220
                                                ------------    ------------
              Total Operating Expenses             3,821,993       1,522,039
                                                ------------    ------------

Net Loss                                        $ (1,744,889)   $ (1,522,039)
                                                ============    ============

Per Share Information:
        Weighted Average Shares Outstanding -
            Basic and Diluted                     11,810,433       7,783,500
                                                ============    ============

Net Loss Per Common Share - Basic and Diluted   $      (0.15)   $      (0.20)
                                                ============    ============


                 See accompanying notes to financial statements.

                                 RBID.COM, INC.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                               Nine months    Nine months
                                                                  ended          ended
                                                              September 30,  September 30,
                                                                   2000           1999
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                             $(1,744,889)   $(1,522,039)
          Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
                   Consulting services contributed                    --        1,080,000
                   Depreciation and amortization                    67,248          1,220
          Changes in assets and liabilities:
                   Increase in deposits                           (352,654)        (2,608)
                   Increase in accounts payable and
                        accrued expenses                           444,165         86,668
                   Increase in accounts payable -
                        related party                               45,000           --
                                                               -----------    -----------
          Net cash used in operating activities                 (1,541,130)      (356,759)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of software                                    (468,652)          --
          Purchase of property & equipment                         (84,622)       (18,602)
                                                               -----------    -----------
          Net cash used in investing activities                   (553,274)       (18,602)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net proceeds from issuance of common
             stock, net of issuance costs                        1,994,582        251,261
          Increase in notes and loans payable, related party        47,400        131,055
          Increase in escrow advance payable                        37,000           --
                                                               -----------    -----------
          Net cash provided by financing activities              2,078,982        382,316
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                    (15,422)         6,955
CASH, beginning of period                                           21,484           --
                                                               -----------    -----------

CASH, end of period                                            $     6,062    $     6,955
                                                               ===========    ===========



SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:
                   Interest                                           --             --
                   Income taxes                                       --             --





                 See accompanying notes to financial statements.

                                  RBID.COM INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For The Quarter Ended September 30, 2000
                                   (Unaudited)


Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Pursuant to the rules of the Securities and Exchange Commission they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the Form 10-QSB financial statements of the Company as of June 30, 2000 and the period October 4, 1988 (Inception) to December 31, 1999 including notes thereto included in the Company's Form 10-KSB.

Note 2.   Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no differences between reported net income and comprehensive income for the three and nine months and ended September 30, 2000.


Note 3.   Net Income (Loss) Per Share

The net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average of common shares outstanding for the period. For the three and nine months ended September 30, 2000 and 1999 potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.

Note 4.   Short-term deposits

Short-term deposits consist of cash deposit holdbacks from a credit card company of $420,062 less estimated returns to supersite tenants of $90,443 for a net amount of $329,619 at September 30, 2000.

                                 RBID.COM, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------
The Company began its first full nine months ending September 30, 2000 as an operating Company with revenues from customers after starting as a Development Stage Company in October 1988. The new management group has provided cash requirements for operations through the Company's internal private placement financing activities and short term investments.

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

The Company moved in April 2000 to new corporate headquarters at the Wells Fargo Building in Irvine, California. In April 2000, the Company ended a relationship with an outside consultant who had directed the marketing activity. In May 2000, the Company recruited a highly experienced and well-respected corporate executive to lead this business. Upon subsequent evaluation of the state of business affairs, the Company agreed to make significant changes to its' business strategy and operational plans. This required a virtual freeze on all sales and marketing activities, while the Company moved quickly to re-establish sales and marketing direction and re-build its' operation systems over the following months.

Results of Operations
---------------------
The quarter ended September 30, 2000 generated revenues of $122,127 versus no revenue for the prior year quarter. Allowances for returned website of $142,800 were netted against the nine months of the year 2000 revenue. September 30, 2000 quarter expenditures totaled $803,633 compared to $235,586 in the prior year quarter.

A summary of expenses for the quarter ended September 30, 2000 is as follows:

        Advertising, marketing and video expenses            $    24,096

        Commissions                                               84,342

        Consulting - website and other                           218,838

        Legal and professional                                    32,930

        Rent                                                      33,074

        Salaries and wages                                       183,094

        Internet provider expense                                 52,183

        Depreciation                                              34,616

        Other expenses                                           140,460
                                                             -----------

                 Total                                       $   803,633
                                                             ===========

Revenue totaled $2,077,104 for the nine months ended September 30, 2000 compared to no revenue in the prior year period. Expenses were $3,821,993 for the September 30, 2000 nine months compared to $1,522,039 for the prior nine month development stage period.

Liquidity, Capital Resources and Cash Flows
-------------------------------------------
Cash and equivalents as of September 30, 2000 and December 31, 1999 were $6,062 and $21,484 respectively. The Company at September 30, 2000 has cash deposit holdbacks from credit card companies of $420,062 less estimated returns of $90,443 to supersite tenants for a net amount of $329,619. The Company expects to recognize significant losses and will continue to have a deficiency in stockholders equity that will increase for the foreseeable future. The Internet industry is experiencing increasing competition and rapid technological changes within a restructuring capital market. The Company's future results of operations will be affected by its ability to react to the changes in the competitive environment and its ability to implement new technologies. However, management believes that competition, technological changes and its deficiency in stockholders' equity will not significantly affect its ability to obtain financing.

The Company believes it will be able to meet its current and long-term liquidity and capital requirements through its cash flows from operating activities, short-term investments by management, lines of credit, private placement of common stock and other external financing. During the nine months ended September 30, 2000, proceeds from the issuance of common stock totaled $1,994,582. In addition, $47,400 loans from officers and $37,000 in common stock escrow advance proceeds were received in the nine months September 30, 2000 period. The Company used funds of $1,541,130 in operating activities and invested $553,274 in software, property and equipment in the first nine months of the year 2000.

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

                                RBID.COM, INC.

Date: November 20 , 2000        By: /s/ Fred Wallace
------------------------        --------------------
                                        Fred Wallace, C.F.O.